Form 10-K
period 1994-01-01
HANNAFORD BROTHERS CO
filed 1994-03-22
CIK 45379

FORM 10-K

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        For the fiscal year ended January 1, 1994

                                        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from                  to

Commission File Number 1-7603

                                HANNAFORD BROS. CO.
               (Exact name of Registrant as specified in its charter)

           Maine                                        01-0085930
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

145 Pleasant Hill Road, Scarborough, Maine                  04074
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (207) 883-2911

      Securities registered pursuant to Section 12(b) of the Act:

         Title of each class        Name of each exchange on which registered

    Common Stock, $.75 par value             New York Stock Exchange
    Preferred Stock Purchase Rights          New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements in the past 90 days. Yes [X]. No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the Common Stock, $.75 par value, held by non-affiliates as of March 1, 1994, was $727,314,546. This calculation assumes that all shares of Common Stock beneficially held by directors and executives of the Registrant are owned by "affiliates".

    As of March 1, 1994, there were 41,377,606 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
    PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 19, 1994.

                                                 Exhibit Index on Page: 51

                                      PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

Hannaford Bros. Co. (the "Registrant" or the "Company") was incorporated in Maine in 1902 as the successor to a business established by the Hannaford family in 1883. Its principal executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074. Its telephone number is (207) 883-2911.

Approximately 25.6% of the outstanding shares of the Registrant's common stock, par value $.75 per share, is owned by certain members of the Sobey family of Stellarton, Nova Scotia, and certain companies and trusts controlled by them (the "Sobey Parties").

Consolidated sales and other revenues for 1993 amounted to $2.055 billion, a decrease of 0.5% from last year's sales and other revenues of $2.066 billion. The decrease in sales for the year was primarily the result of the 53 week year in 1992 and the sales from thirty-four Wellby Super Drug stores which were sold to Rite Aid Corporation on May 27, 1992. Had the sales from these stores, and the sales from the 53rd week, been excluded from 1992 results, sales and other revenues for fiscal year 1993 would have increased 3.3%.

In May 1992 the Registrant sold 34 of its 41 free-standing drug stores to Rite Aid Corporation. These drug stores had mostly been operated under the "Wellby Super Drug Store" trade name. These stores represented less than 5% of the total sales of the Registrant. The Registrant continues to operate pharmacies within certain of its supermarkets and combination stores. Of the seven free-standing drug stores not sold to Rite Aid, one has been sold, three have been closed and the other three are intended to be closed. The pharmacy operations of six of these seven stores have been or will be incorporated into supermarkets or combination stores of the Registrant.

The Registrant ships food and food-related products from its distribution centers to an additional 19 independent wholesale customers. Sales to these wholesale accounts amounted to 2.8% of total sales in 1993. Other revenues from such activities as trucking, real estate and retail services amounted to about 1.7% of total sales.

On February 11, 1992, the Board of Directors of the Registrant declared a two-for-one stock split effected in the form of a 100% stock dividend, payable on March 10, 1992, to shareholders of record at the close of business on February 24, 1992.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant, through its operations and those of its subsidiaries, is principally involved in the retail food and drug business through supermarkets and combination stores. The Registrant considers its business a single segment under the applicable reporting rules. See Item 8, Financial Statements and Supplementary Data.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant believes it is northern New England's largest food retailer.
It currently operates 93 supermarkets throughout Maine and New Hampshire, and in parts of New York, Massachusetts and Vermont under the names Shop 'n Save, Alexander's, Martin's and Sun Foods. The Registrant's goal is to offer consumers very competitive prices with comprehensive product variety and outstanding freshness and quality in perishables from modern and convenient facilities. The Registrant also operates 3 retail drug stores principally under the Shop 'n Save Pharmacy name and 45 pharmacies within the Registrant's supermarkets and combination stores.

Of the Registrant's 93 supermarkets, more than 75% are either new or have been expanded or relocated in the past 10 years. During this period, a number of smaller outdated facilities have been closed or sold. Since 1983, the Registrant has opened or acquired fifty-five combination stores ranging in size from 30,000 to 84,000 square feet. These stores offer under one roof the traditional all-department supermarket, together with a bakery, video rental center and other shops and services, as well as expanded lines of general merchandise. All but 14 of these combination stores, as well as an additional 4 conventional supermarkets, have pharmacy departments. The new stores opened by the Registrant since 1983 also include four super warehouse stores of 52,000 to 64,000 square feet, operated under the name Sun Foods.

These new and recently expanded stores illustrate the Registrant's belief that one of the most important factors in the success of a store, in addition to location, is format. The Registrant views the new and effective store formats as creating opportunities to enter new markets, expand its share of markets where it already operates, and strengthen its overall position.

The following tables set forth certain statistical information regarding the Registrant's operations at the dates indicated:

NUMBER OF STORES           12/30/89   12/29/90   12/28/91   1/2/93   1/1/94

Supermarkets
   Wholly-owned

      Beginning                64        76         89        88       93
      Opened                    4         4          3         7        4
      Closed                    0        (2)        (2)       (2)      (4)
      Transferred               8(A)      0         (2)        0        0
      Acquired                  0        11          0         0        0
      Ending                   76        89         88        93       93

   Majority-owned

      Beginning                 8         0          0         0        0
      Opened                    0         0          0         0        0
      Closed                    0         0          0         0        0
      Transferred              (8)(A)     0          0         0        0
      Ending                    0         0          0         0        0

   Total at Year End           76        89         88        93       93

Drug Stores

      Beginning                36        41         41        42        6
      Opened                    5         0          1         1        0
      Closed                    0        (3)        (1)       (3)      (2)
      Sold                      0         0          0       (34)      (1)
      Acquired                  0         3          1         0        0
      Ending                   41        41         42         6        3

AVERAGE SQUARE FEET
  OF SELLING AREA
  PER STORE

Supermarkets               23,300    25,100     26,700    28,200   29,800
Drug Stores                 5,500     5,700      6,000     4,900    5,000

TOTAL SQUARE FEET OF
  SELLING AREA

Supermarkets            1,772,000 2,238,000  2,347,000 2,619,000 2,771,000
Drug Stores               226,000   232,000    252,000    29,000    15,000

        (A) The Registrant formerly operated some of its stores through subsidiaries in which one or more prior owners held a 49% common stock interest. By 1989 the Registrant had bought out the last remaining minority interests of this type.

The Registrant has expanded its food store operations beyond Northern New England and continues to seek large store opportunities within its present five-state marketing territory. For example, in upstate New York, the Registrant now operates 11 new combination stores, including new stores in Gloversville and Colonie that were opened during 1993, and 3 super warehouse stores, all ranging in size from 44,000 to 84,000 square feet, and has selected a number of additional locations in which it plans to build additional stores. The Registrant has also significantly expanded its presence in southern New Hampshire and northeastern Massachusetts through its December 1990 acquisition of the Alexander's supermarket chain. During 1993, a new 55,000 square foot combination food/drug store was opened in Concord, New Hampshire, while in Maine, one relocated 44,000 square foot combination food/drug store opened in Farmington and four other stores, in Bangor, Belfast, North Windham and Damariscotta, were expanded to combination food/drug stores. As part of its ongoing expansion program, the Registrant will also consider the acquisition of one or more supermarkets, if attractive opportunities become available. Construction has commenced or will commence on a number of stores for openings during 1994 and 1995 in both upstate New York and in the Registrant's traditional market areas.

Innovation in operating systems is an important component of the Registrant's strategy, and the Registrant is committed to investing in new technology and the development of new systems. The Registrant intends to be an industry leader in the application of new technology and systems in its retail, distribution and administrative functions. In certain instances, such technology and systems are designed to provide services directly for customers and, in other instances, they are designed to increase efficiency and provide the Registrant with greater information with respect to its operations.

The principal distribution center, in South Portland, Maine, occupies 521,000 square feet and is well located in the Registrant's marketing territory. It handles a complete line of grocery, dairy, frozen food, produce and meat products. The distribution center has a dedicated on-line computerized warehouse management system, which efficiently controls the movement of product through the facility and schedules labor for greater efficiency and productivity. Productivity in the distribution facility also has been enhanced through the use of incentive payment programs.

The Registrant opened a new distribution center in Schodack, New York, during 1990, to service certain store locations in New York, Vermont, New Hampshire and Massachusetts. This facility occupies 489,000 square feet. This distribution center operates under a team management system which the Registrant calls Socio-Technical Systems. The Registrant believes this operation to be one of the first successful non-manufacturing uses of this type of team management concept in the country.

A 200,000 square foot distribution center in Winthrop, Maine is operated by Progressive Distributors, Inc., a wholly-owned service merchandise subsidiary which for many years has supplied a comprehensive line of health and beauty care products, specialty food items and some general merchandise to the Registrant's stores. From this warehouse, Progressive also distributes a significant portion of the pharmaceutical items supplied to the Registrant's pharmacies. During 1993, this facility converted from a conventional management system to a team-based one similar to that used by the Registrant in its Schodack, New York, distribution center.

Merchandise is transported from the Registrant's distribution facilities by Hannaford Trucking Company, a wholly-owned subsidiary, which is licensed as an irregular route common carrier with 48 state authority. Hannaford Trucking Company also hauls products for third-party customers, thereby reducing the number of miles that its trucks travel empty.

Raw materials, as such, are not essential to the business of the Registrant.

The Registrant sells private label products under the names "Shop 'n Save," "Bonnie Maid" and "Green Meadow." During 1994, the Registrant will continue to expand its use of the "Shop 'n Save" private label. The Registrant also sells a line of large size/large pack items it calls "Budget Values".

Seasonal business affects the Registrant's operations in that sales are generally greater in the second half of the year than in the first. (See Note 11 of Notes to Consolidated Financial Statements.)

Inventory levels are maintained at the distribution center and all retail locations in amounts adequate to minimize "out of stock" conditions.

Backlog is not material to the Registrant's business.

No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

In its wholesale operations, the Registrant directly competes with numerous other regional wholesalers, some of which supply franchised retail outlets. The loss of any one or a few of the wholesale customers would not have a materially adverse effect on the Registrant.

At the retail level, the Registrant's supermarkets and drug stores are in direct competition with regional, national and local food and drug chains, some of which have greater resources than the Registrant, as well as with other independent operators. In addition, certain of the independent stores served by the Registrant as wholesale customers are located in the same trade areas as the Registrant's own stores and therefore compete with them.

No material expenditures were made during fiscal 1991, 1992 or 1993 on research activities relating to new or improved products, services or techniques.

The Registrant does not foresee that material capital outlays will be needed nor that material increases in operating expenses will be incurred for the purpose of compliance with any statutory requirement respecting environmental quality.

As of January 1, 1994, the Registrant had approximately 5,750 full-time and 8,950 part-time employees. During 1992, the Registrant conducted an early retirement and voluntary resignation program aimed at eliminating about 100 positions from its corporate support staff. This restructuring was successfully accomplished during the latter half of the year.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Neither the Registrant nor any of its subsidiaries engages in any operations in foreign countries, nor is a material portion of sales and revenues derived from retail customers in foreign countries.

ITEM 2.  PROPERTIES

The Registrant operates a distribution facility in South Portland, Maine.
This facility warehouses grocery, fresh fruits and vegetables, frozen foods, meat, and dairy products in approximately 521,000 square feet of floor area, and has dock facilities for 89 highway trailers. The Registrant acquired this facility through a wholly-owned subsidiary in April 1983 and subsequently expanded it to its current size. The Registrant operates a second distribution and office facility in Schodack, New York. This facility warehouses grocery, fresh fruit and vegetables, meat, dairy and frozen food products in approximately 489,000 square feet of floor area and has dock facilities for 129 highway trailers. The Registrant built this facility through a wholly-owned subsidiary, completing Phase I in 1990 and Phase II in 1991. Approvals have been received to expand this facility to approximately 1,200,000 square feet although the Registrant has no current plans to do so. The Registrant also operates a 200,000 square foot distribution facility in Winthrop, Maine. This facility, completed in 1989, distributes health and beauty care products, specialty foods, pharmaceuticals and some general merchandise to all of the Registrant's retail outlets. The Registrant also leases a warehouse facility in Scarborough, Maine, of 157,500 square feet, under a lease and options which expire in 1994 and two other multi-use buildings in Scarborough, Maine, totalling 48,000 square feet under leases and options that expire in 1999 and 2004. The Registrant also leases its office facility in Scarborough, Maine, under a lease and options which expire in 2020. The Registrant owns certain real estate consisting primarily of distribution facilities, food stores, related shopping center properties and land for future retail developments, some of which are encumbered by mortgages. The Registrant currently owns approximately 37% of its retail facilities and leases the remainder.

The following table sets forth expiration dates of leased retail stores, assuming exercise of all renewal options.

                                                             2014 and
                        1994-2003         2004-2013         thereafter

Food Stores                 3                  8                48

Drug Stores                 2                  0                 0

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the Executive Officers of the Registrant is set forth below.

Under the by-laws of the Registrant, all Executive Officers hold office, at the pleasure of the Board of Directors, until the Annual Meeting of the Directors next following their election or until others are elected and qualified in their stead.

There are no family relationships between any of the Executive Officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any officer.
                                                           SERVED AS AN EXECU-
NAME                        AGE        POSITION            TIVE OFFICER SINCE:

JAMES L. MOODY, JR.          62      Chairman of the Board         04/28/60

Mr. Moody was elected Chairman of the Board on May 29, 1984. He also served in the capacity of Chief Executive Officer from 1973 until May 14, 1992. He held the position of President for more than five years prior to his election as Chairman and has been employed by the Registrant in various supervisory and executive capacities since 1959.

HUGH G. FARRINGTON           49      President                      09/30/77
                                     Chief Executive Officer

Mr. Farrington was elected President on May 29, 1984 and designated Chief Executive Officer on May 14, 1992. He had held the position of Chief Operating Officer from May 29, 1984 to May 14, 1992. He had been Executive Vice President from 1981 until his election as President. He has been employed by the Registrant in various operating, supervisory and executive capacities since 1968.

ROGER W. HOYT                57      Group Vice President,          05/17/71
                                     Retail Operations

Mr. Hoyt was elected Group Vice President, Retail Operations in 1990. He had been Senior Vice President, Retail Operations since 1977. He has been employed by the Registrant in various supervisory and executive capacities since 1971, including President and General Manager of a significant wholly-owned subsidiary from 1980 to 1983.
                SERVED AS AN EXECU-
NAME                        AGE        POSITION            TIVE OFFICER SINCE:

NORMAN E. BRACKETT           64      Senior Vice President &        10/07/74
                                     Chief Financial Officer

Mr. Brackett was elected Senior Vice President in 1990 and designated Chief Financial Officer in 1992. He served as Chief Accounting Officer from 1990 to 1992. He joined the Registrant as Vice President, Management Services in 1974, and has directed the Registrant's accounting, auditing and technical information systems since that time.

JAMES J. JERMANN             49      Senior Vice President,         08/05/83
                                     Merchandising

Mr. Jermann was elected Senior Vice President, Merchandising in 1990. He had been Vice President, Merchandising from 1983 to 1990. He has been employed by the Registrant since 1978 in various merchandising capacities. He was previously Director of Grocery Merchandising.

LARRY A. PLOTKIN             43      Senior Vice President,         10/06/81
                                     Development & Planning

Mr. Plotkin was elected Senior Vice President, Development & Finance in 1990 and Senior Vice President, Development & Planning on May 14, 1992. He had been Vice President from 1989 to 1990. He previously served as Vice President, Corporate Development from 1981 to 1987 and Vice President, Wellby Super Drug Stores from 1987 to 1989. He has been employed by the Registrant since 1972 in various real estate capacities.

ANDREW P. GEOGHEGAN, ESQ.    43      Vice President, Secretary      09/14/87
                                     & General Counsel

Mr. Geoghegan joined the Registrant as Vice President, General Counsel in September 1987. He was elected Secretary on December 9, 1992. From 1981 to 1987 he was in private law practice with the firm of Kassoy, Lopez & Geoghegan Law Corporation, Beverly Hills, California, specializing in corporate, tax and real estate law.

PAUL A. FRITZSON             40      Vice President,                01/02/92
                                     Marketing

Mr. Fritzson was elected Vice President, General Merchandise and Progressive on May 13, 1990 and Vice President, Marketing on May 14, 1992. He was designated an executive officer on January 2, 1992. He has served in various staff and merchandising capacities since 1978.

                                                          SERVED AS AN EXECU-
NAME                        AGE        POSITION            TIVE OFFICER SINCE:

ANDREW N. WESTLUND           41      Vice President,                10/04/92
                                     Distribution

Mr. Westlund was elected Vice President Warehousing on April 7, 1992, and Vice President Distribution on October 13, 1992. He was designated an executive officer on October 13, 1992. Prior to his election as Vice President, he served as Director, Warehouse Operations-New York since his employment on July 16, 1989. He was previously employed by Super Valu, Minneapolis, Minnesota as Warehouse Manager.
                              Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Registrant has been listed on the New York Stock Exchange since July 18, 1986. The following table sets forth the dividends per share and the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes during each quarter of 1992 and 1993. All per share amounts have been adjusted for a two-for-one stock split, effected in the form of a 100% stock dividend, paid on March 10, 1992.




                                                                   QUARTERLY
                                           SALE PRICE              DIVIDENDS
                                      HIGH               LOW       PER SHARE


1st Quarter, 1992                   $28.500            $21.375       .075
2nd Quarter, 1992                    26.250             16.000       .075
3rd Quarter, 1992                    22.250             17.875       .075
4th Quarter, 1992                    24.000             19.250       .075

1st Quarter, 1993                   $23.500            $20.500       .085
2nd Quarter, 1993                    23.500             21.000       .085
3rd Quarter, 1993                    24.250             20.250       .085
4th Quarter, 1993                    25.000             20.000       .085





There are approximately 11,350 record holders of the Common Stock. Fiscal 1993 was the forty-fifth consecutive year that dividends were paid on the Common Stock and the thirty-first consecutive year that the aggregate dividend paid per share (after adjusting for stock splits) has increased. On February 8, 1994, the Board of Directors voted to increase the quarterly dividend to $.095 per share for the dividend due to be paid on March 24, 1994. Future dividends will depend on the Registrant's earnings and financial condition.

Item 6.  Selected Financial Data

                                                                                     Fiscal Year

                                                             1993          1992          1991         1990          1989
                                                                        (In thousands except per share amounts)
EARNINGS STATEMENT DATA:
Sales and other revenues.................................  $2,054,889    $2,066,023    $2,007,960   $1,687,649    $1,520,600
Cost of sales............................................   1,543,932     1,552,155     1,513,130    1,281,099     1,162,576

Gross margin.............................................     510,957       513,868       494,830      406,550       358,024
Selling, general and administrative expense..............     399,437       411,487       401,451      323,853       285,595

Operating profit.........................................     111,520       102,381        93,379       82,697        72,429
Interest expense (net)...................................      19,337        20,711        20,743       12,955         9,981

Earnings before income taxes.............................      92,183        81,670        72,636       69,742        62,448
Income taxes.............................................      37,578        32,476        29,286       27,523        25,020
Earnings before cumulative effect
  of change in accounting principle......................      54,605        49,194        43,350       42,219        37,428
  Cumulative effect of accounting change.................       2,100             -             -            -         1,874
Net earnings.............................................  $   56,705    $   49,194    $   43,350   $   42,219    $   39,302
Per common share(1):
   Earnings before cumulative effect of accounting change  $     1.33    $     1.21    $     1.08   $     1.06    $      .95
   Cumulative effect of accounting change................         .05             -             -            -           .05
   Net earnings..........................................  $     1.38    $     1.21    $     1.08   $     1.06    $     1.00
   Cash dividends........................................  $      .34    $      .30    $      .26   $      .22    $      .18

Weighted average number of common shares outstanding(1)..      41,049        40,520        39,939       39,435        38,869

                                                              January      January       December     December      December
                                                              1, 1994      2, 1993       28, 1991     29, 1990      30, 1989
Balance Sheet Data:                                                (Dollar amounts in thousands except per share data)
Working capital..........................................  $  118,830    $  105,187    $   68,140   $   54,467    $   37,465
Total assets.............................................     795,355       768,596       705,516      629,239       470,199
Current maturities:
   Long-term debt........................................       7,180         7,015         6,006        5,301         3,482
   Obligations under capital leases......................       1,412         1,387         1,480        1,616         1,192
Long-term debt, excluding current maturities.............     156,716       171,578       165,252      159,521        94,310
Obligations under capital leases, excluding current
  maturities.............................................      58,835        54,930        49,315       49,036        29,824
Redeemable preferred stock of a subsidiary...............       1,883         2,781         2,781        2,781         2,781
Shareholders' equity.....................................     396,715       345,796       297,801      256,036       214,059
Book value per share(1)..................................  $     9.63    $     8.48    $     7.42   $     6.46    $     5.48

(1)Restated for the effect of a two-for-one stock split in the form of a 100% stock dividend paid on March 10, 1992.
/TABLE

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis of the Company's results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto, and the information presented in the summary of selected financial data. All footnote references are to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

In 1993, the Company achieved increased earnings on slightly lower sales. Fiscal 1993 contained 52 weeks of operations as compared to 53 weeks in fiscal 1992. Consolidated sales and other revenues for 1993 amounted to $2,054.9 million, a decrease of 0.5% from last year's sales and other revenues of $2,066.0 million. The decrease in sales was the result of the 53 week year in 1992 coupled with the sales from 34 Wellby Super Drug stores which were sold during 1992 (Note 4). Had the sales from these drug stores, and the sales from the 53rd week, been excluded from 1992 results, sales and other revenues for 1993 would have increased 3.3%. Net earnings for 1993 were $56.7 million, an increase of 15.3% over net earnings in 1992 of $49.2 million. During the first quarter of 1993, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES. The cumulative effect of this adjustment of $2.1 million is reflected in 1993 results. Net earnings for 1993 before the effect of the accounting change were $54.6 million, an increase of 11.0% over the $49.2 million reported in 1992.

During 1993, the Company experienced competitive pressures in several of its market areas together with a continued weak economy throughout northern New England. The Company saw its comparable supermarket sales decrease by 2.0% in fiscal 1993 and 0.6% in the fourth quarter of 1993 as a result of these factors. However, positive comparable store sales comparisons in December of 1993 have continued in early 1994. The Company is optimistic that these positive comparable store sales signal improvements in regional economies coupled with successful business strategies. Operating results reflect slight inflation due primarily to perishable categories. The Company continues to experience increased competition from mass merchandisers and club store formats that have moved into the majority of its marketing territories. The Company has successfully focused on reducing its operating costs to effectively compete in its changing retail environment. The Company added approximately 6% to its supermarket selling area in 1993 and currently expects to add over 10% in 1994.

The following table sets forth for the years indicated the percentages which selected items in the consolidated statements of earnings bear to net sales and other revenues and the percentage change in the dollar values of such items as compared to the indicated prior year:

      PERCENTAGE OF SALES                             YEAR-TO-YEAR PERCENTAGE
        AND OTHER REVENUES                            CHANGE IN DOLLAR VALUES
 EXCEPT PER SHARE AMOUNTS                             Fiscal 1993 Fiscal 1992
        Fiscal Year                                   Compared to Compared to
   1993     1992     1991                             Fiscal 1992 Fiscal 1991

  100.0%   100.0%   100.0%  Sales and other revenues     (0.5)%      2.9%

   24.9     24.9     24.6   Gross margin                 (0.6)       3.8

                            Selling, general and
   19.4     19.9     20.0     administrative expenses    (2.9)       2.5

    5.5      5.0      4.6   Operating profit              8.9        9.6

    1.0      1.0      1.0   Interest expense, net        (6.6)      (0.2)

    4.5      4.0      3.6   Earnings before income taxes 12.9       12.4

    1.8      1.6      1.4   Income taxes                 15.7       10.9

                            Earnings before cumulative
                              effect of change in
    2.7      2.4      2.2     accounting principle       11.0       13.5

                            Cumulative effect of change
    0.1       --       --     in income tax accounting     --         --

    2.8%     2.4%     2.2%  Net earnings                 15.3       13.5


  $1.38    $1.21    $1.08   Earnings per common share    14.0       12.0


Fiscal 1992 includes 53 weeks of operations.

Sales

Sales and other revenues declined 0.5% in 1993 (52 weeks), to $2,054.9 million, a decrease of $11.1 million from 1992 (53 weeks) results. Retail sales for supermarkets and drug stores decreased $7.0 million or 0.4%. This decrease is the result of the 53rd week of operations included in 1992 coupled with the sales of the 34 Wellby Super Drug stores that were sold in May 1992 (Note 4). Had the sales from these 34 drug stores and the 53rd week been excluded from 1992 results, sales would have increased 3.3% in 1993. Comparable store sales on a 52-week basis decreased 2.0% in 1993. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $4.1 million in 1993.

The comparable store sales decrease of 2.0% in 1993 is the result of competitive pressures in certain market areas, lower sales in established stores located in specific market areas in which the Company has opened new or remodeled supermarkets, a change in the Canadian exchange rate and other factors which lowered sales in the Company's border stores, and the continuing economic recession in most of the Company's marketing territory. Fourth quarter 1993 comparable store sales decreased only 0.6% in comparison to fourth quarter 1992. In addition, the Company experienced slight increases in comparable store sales in late 1993 that have carried over into 1994. This is a trend reversal in comparable store sales that had been running negative since the latter part of 1991.

Wholesale sales were $57.3 million in 1993, a decrease of $4.9 million from 1992 wholesale sales of $62.2 million. Wholesale sales represented 3% of sales and other revenues in all years presented. Drug store sales contributed less than 1% of sales and other revenues in 1993, 3% in 1992 and 5% in 1991.

In 1992 (53 weeks), sales and other revenues were $2,066.0 million, an increase of $58.0 million or 2.9% over 1991 (52 weeks) results. Retail sales increased $63.3 million or 3.3% to $1,970.3 million. Comparable store sales on a 52-week basis reflected a decrease of 1.8% in 1992. In 1992, other sales and revenues decreased $5.3 million due primarily to the loss of a wholesale customer.

Gross Margin

Gross margin remained steady in 1993 at 24.9% of sales and other revenues which mirrors the 24.9% recorded in 1992. In comparing 1993 with 1992, decreased margins in certain product categories were offset by increased margins in other product categories. The Company has focused on maintaining a competitive pricing strategy in its marketing areas. The Company intends to continue this activity in 1994 so that efficiencies can be passed on to the customer in the form of lower prices.

Gross margin improved in 1992 to 24.9% of sales, up from 24.6% in 1991. This increase reflects the result of improved selling margins in certain areas of the Company's marketing territory, a favorable LIFO inventory adjustment and continued improvement in the utilization of the Company's warehouse facility in Schodack, New York. Due to overall price deflation coupled with inventory decreases, the Company's LIFO (last-in, first-out) inventory adjustment resulted in income for 1992 as opposed to expense in 1991.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 19.4% of sales and other revenues in 1993 as compared to 19.9% in 1992. This continues a downward trend that began in 1992. The Company achieved this substantial decrease despite lower comparable store sales. This achievement is a continuing reflection of ongoing cost containment programs combined with the restructuring that occurred following the sale of the Wellby Super Drug store chain in May 1992. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, decreased as a percentage of sales in 1993 as compared to 1992. This resulted from the cost containment efforts as evidenced by specific programs that reduced employee related insurance costs throughout the organization.

Selling, general and administrative expenses decreased to 19.9% of sales and other revenues in 1992 as compared to 20.0% in 1991. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, were primarily responsible for this decrease. This resulted from the application of management planning techniques that reduced labor hours in the Company's supermarkets coupled with a cost containment program within the Company's administrative and distribution facilities. The Company expected these ongoing programs to show continued positive results in 1993. Included in 1992 selling, general and administrative expenses was a nonrecurring gain from the sale of the Wellby Super Drug store chain of $4.5 million and a charge for restructuring of $4.0 million, the net of which amounted to a reduction in selling, general and administrative expenses of $0.5 million (Note 4). The restructuring is in addition to the cost containment measures previously discussed.

Interest Expense, Net

Net interest expense expressed as a percentage of sales and other revenues was 1.0% in all years presented. Net interest expense consists of the following:

                                                        (In thousands)
                                                 1993        1992       1991

    Interest on debt                           $17,249     $17,975    $16,614
    Obligations under capital leases             7,230       6,509      5,613
    Capitalized interest                        (1,530)     (1,264)    (1,080)
    Interest income                             (3,612)     (2,509)      (404)

                                               $19,337     $20,711    $20,743
Net interest expense in 1993 was $19.3 million, a decrease of 6.6% from 1992 net interest expense of $20.7 million, reflecting an increase in interest income coupled with a decrease in average debt levels.  The increase in interest income in 1993 is the result of a higher average level of invested funds in 1993 as compared to 1992.  The decreased debt levels are the result of scheduled as well as early paydowns of the Company's debt instruments.

Net interest expense in both fiscal 1992 and 1991 amounted to $20.7 million. Higher interest expense resulting from an increase in average debt levels and capital lease obligations in comparing 1992 with 1991 was offset by an increase in interest income. The increase in interest income in 1992 is the result of a substantially higher level of invested funds generated from the sale of the Wellby Super Drug store chain and a reduction in warehouse inventories.

Income Taxes

The provision for income taxes includes both federal and state income taxes. The effective tax rate increased in 1993 to 40.8% from 39.8% in 1992. This increase is primarily the result of an increase in the federal corporate income tax rate. The Revenue Reconciliation Act of 1993 was signed into law in August 1993, and among other items, increased the federal corporate income tax rate by 1% to 35%, retroactive to January 1, 1993.

During the first quarter of 1993, the Company adopted, as required, SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 9). The cumulative effect of this adjustment, which increased net earnings by $2.1 million, is reflected in 1993 results.

The effective tax rate decreased in 1992 to 39.8% from 40.3% in 1991. This drop in rate is primarily the result of an increase in allowable state tax credits during fiscal 1992.

Net Earnings and Earnings Per Common Share

Net earnings rose 15.3% in 1993 (52 weeks) to $56.7 million, an increase of $7.5 million over 1992 (53 weeks) earnings of $49.2 million. Net earnings were 2.8% of sales and other revenues in 1993 as compared to 2.4% in 1992. This increase is the result of significantly reduced selling, general and administrative expenses coupled with the cumulative effect of the change in income tax accounting and offset by the current year income tax provision. Net earnings for 1993 before the effect of the accounting change amounted to $54.6 million, an increase of 11% over the $49.2 million reported in 1992.

Net earnings rose 13.5% in 1992 to $49.2 million, an increase of $5.8 million over 1991 earnings of $43.4 million. Net earnings were 2.4% of sales and other revenues in 1992 as compared to 2.2% in 1991. This increase is the result of higher margins combined with a slight reduction in selling, general and administrative expenses.

Net earnings per common share increased 14.0% in 1993 (52 weeks) to $1.38 from $1.21 in 1992 (53 weeks). Net earnings per common share increased 12.0% in 1992 (53 weeks) to $1.21 from $1.08 in 1991 (52 weeks). The cumulative effect of the change in income tax accounting increased 1993 net earnings by $.05 per share. Management estimates that the extra week of operations in 1992 increased net earnings by $.03 per share.

Other Items

Seasonal business affects the Company's operations in that sales are generally greater in the second half of the year (Note 11).

The Company's business is characterized by large purchase and sales volumes extended across diverse product lines, rapid inventory turns and relatively moderate profit margins. In this environment, vendor price changes are typically passed on to the customer. The Company does not believe inflation or deflation has significantly affected its competitive position in the industry.

CAPITAL RESOURCES AND LIQUIDITY

Measures of liquidity for each of the last three fiscal years were as follows:

                                    January 1,      January 2,   December 28,
                                       1994            1993         1991

Cash and cash items               $ 77.5 million  $ 94.8 million $33.2 million
Short-term investments            $ 19.9 million  $  5.0 million      --
Working capital (FIFO inventory)  $133.6 million  $120.8 million $87.4 million
Current ratio (FIFO inventory)         1.98            1.83          1.64
Unused lines of revolving credit $ 50.0 million $ 79.0 million $79.0 million Unused lines of short-term credit $ 30.0 million $ 31.0 million $28.0 million

The Company remained in a strong liquidity position at the end of fiscal 1993.

Cash and cash items decreased $17.3 million to $77.5 million at January 1, 1994 from $94.8 million at January 2, 1993. This reduction is primarily the result of the Company's investing activities. Short-term investments increased from $5.0 million at January 2, 1993 to $19.9 million at January 1, 1994, an increase of $14.9 million (Note 1C).

Working capital at year-end 1993, after adding back the LIFO inventory reserve of $14.8 million, was $133.6 million or 16.8% of total assets. This compares to $120.8 million or 15.7% of total assets at year-end 1992. The working capital and current ratio levels are strong at year-end 1993. The increase over 1992 year-end levels is attributable to increases in inventories combined with decreases in accrued expenses. The Company reduced its lines of revolving credit from $79 million at year-end 1992 to $50 million at year-end 1993. This reduction reflects the Company's strong liquidity position and the fact that it has not utilized these lines of revolving credit at any time during the past two years. Lines of credit represent a continuing source of capital. The Company does not have a short-term plan for utilizing these lines but they remain available for contingency purposes. The Company continues to be in a sound financial position to carry out its current retail expansion and remodelling plans in 1994 and beyond.

In February 1993, the Company announced a stock repurchase program authorizing the purchase of up to $55 million in shares of Hannaford common stock over the next three years. The program authorizes purchases on the open market and through privately negotiated transactions if special market opportunities arise. As of January 1, 1994, the Company had not repurchased any shares under this program.

Cash Flows from Operating Activities

Cash provided by operating activities was $91.5 million, $110.4 million and $112.6 million for fiscal 1993, 1992, and 1991, respectively. This cash inflow is expected to continue supporting the Company's capital spending program, dividend payments to shareholders and other capital needs. Cash provided by operating activities decreased $18.9 million in 1993 from 1992 due to increases in inventories and decreases in accrued expenses and income taxes payable.

Cash provided by operating activities of $110.4 million in 1992 was comparable to the $112.6 million reported for 1991. Substantial increases in net income as well as depreciation and amortization in 1992 were offset by changes in certain components of working capital. The most significant of these changes was a decrease in inventory levels. Overall, the Company experienced a decrease of $25.1 million from year-end 1991 levels. The sale of the Wellby Super Drug store chain accounted for $11.2 million of the decrease and this component is reflected in cash flows from investing activities. The remaining decrease in inventories of $13.9 million is the result of a decline in warehouse inventories due to the drug store sale coupled with a change in purchasing strategy from one emphasizing forward buying to one of contract purchasing. This change in purchasing strategy was part of a larger mission aimed to optimize the Company's overall distribution operations.

Cash Flows from Investing Activities

Cash used in investing activities was $86.9 million in 1993. Total capital expenditures totalled $76.3 million during the year and were composed of $70.9 million in acquisitions of property, plant and equipment and $5.4 million in non-cash capital lease additions. These 1993 capital expenditures were primarily comprised of costs incurred in building and equipping new and expanded supermarkets.

Net retail selling space for food stores increased 5.8% in 1993 to 2,771,000 square feet at year-end, an increase of 152,000 square feet over 1992 year-end sales area. Four new supermarkets and four expanded supermarkets were opened during 1993. In addition, the Company closed four outdated facilities. A number of 1993 food store construction starts and expansion projects will not be completed until 1994. The number of stores and square footage of selling area at year-ends 1991, 1992 and 1993 are summarized below:

                FOOD STORES                           DRUG STORES
         Number of       Square Footage       Number of        Square Footage
           Units          Selling Area          Units           Selling Area

1991         88            2,347,000              42              252,000
1992         93            2,619,000               6               29,000
1993         93            2,771,000               3               15,000

In January 1993, the Company opened a new supermarket in Gloversville, New York, with approximately 33,000 square feet of retail selling space. In June 1993, the Company opened two new supermarkets, one in Concord, New Hampshire, with approximately 42,000 square feet of retail selling space and one in Farmington, Maine, with approximately 32,000 square feet of retail selling space, which replaced a smaller, outdated facility. In addition, during June 1993, the Company held grand reopenings for expanded supermarkets in North Windham, Damariscotta, and Belfast, Maine. In August 1993, the Company opened a new supermarket in Latham, New York, with approximately 47,000 square feet of retail selling space. In November 1993, the Company held a grand reopening for an expanded supermarket in Bangor, Maine.

Cash used in investing activities increased $33.4 million in 1993 to $86.9 million from $53.5 million in 1992. This increase is primarily the result of the Company's sale of the Wellby Super Drug store chain in 1992. Net proceeds of $29.8 million were realized from this divestiture. In addition, the Company's short-term investments increased by $14.9 million in 1993. The Company's short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Cash used in investing activities decreased to $53.5 million in 1992 from $82.7 million in 1991. This decrease of $29.2 million is primarily the impact of the Wellby divestiture in 1992.

Cash Flows from Financing Activities

The Company has maintained a strong capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

Cash used for financing activities totalled $21.8 million in 1993 as the Company did not issue any long-term debt during the year. The Company experienced a decrease in its long-term debt of $14.7 million during 1993 as it made early extinguishments and prepayments on certain debt secured by real estate and equipment, totalling $7.8 million. The Company paid $14.2 million in dividends to both common and preferred shareholders in 1993. These amounts were offset by proceeds of $8.4 million received during 1993 from the issuance of approximately 435,000 shares of common stock. The majority of these shares were issued under certain employee stock plans (Note 8) and per agreement with the Sobey Parties (Note 5).

Quarterly cash dividends declared during 1993 totalled $.34 per common share, an increase of 13.3% over the $.30 per share declared during 1992. This was the thirty-first consecutive year that the aggregate dividend paid per common share, after adjustment for stock splits and stock dividends, has increased. Common stock dividend payments in 1993 represented 24.7% of net earnings available to common shareholders. In February 1994, the Company declared an increased quarterly dividend on its common stock of $.095 per share, payable March 24, 1994. The new quarterly dividend of $.095 per share represents an increase of 11.8% over the $.085 per share paid in March 1993.

Cash provided by financing activities totalled $4.8 million in 1992 as the Company experienced a net increase in its long-term debt of $7.3 million. Total new debt of $18.2 million was offset by a reduction of $4.8 million for early extinguishment of debt and scheduled principal paydowns of $6.1 million.

Proceeds of $11.2 million from the issuance of common stock were offset by dividends paid of $12.4 million during the year.

1994 Capital Program

The Company expects to spend in the range of $100 million in 1994 primarily for new, expanded and relocated store construction, equipment, vehicles and other asset expenditures. During 1994, this program will be subject to continual change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 10% during 1994. In addition, a number of projects scheduled to start in 1994 will not be completed until 1995. The 1994 capital program is expected to be financed by cash and cash items, short-term investments, internally generated funds and leases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Presented below are the Registrant's Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows and accompanying Notes to Consolidated Financial Statements.



                         REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
Hannaford Bros. Co.:

       We have audited the consolidated financial statements and the financial statement schedules of Hannaford Bros. Co. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannaford Bros. Co. and subsidiaries as of January 1, 1994 and January 2, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

       As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


s/Coopers & Lybrand


Portland, Maine
January 24, 1994
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                       (In thousands)
                                                January 1,        January 2,
                                                   1994              1993

Current assets:
      Cash and cash items                        $ 77,496          $ 94,789
      Short-term investments (note 1C)             19,855             5,003
      Accounts receivable, net                     15,765            12,168
      Inventories (note 1D)                       129,934           124,874
      Prepaid expenses                              4,695             3,983
      Deferred income taxes (note 9)                7,920             9,243
         Total current assets                     255,665           250,060

Property, plant and equipment, net                437,606           418,015
         (notes 1E and 2)

Leased property under capital leases, net          50,070            47,638
         (note 3)

Investment in financing leases                      1,787             1,816

Other assets:
      Notes receivable                              2,395             2,472
      Deferred charges, net (note 1G)              38,416            39,125
      Computer software costs, net (note 1H)        8,790             8,773
      Miscellaneous assets                            626               697
         Total other assets                        50,227            51,067

                                                 $795,355          $768,596




See accompanying notes to consolidated financial statements.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                          (In thousands except share amounts)
                                                 January 1,     January 2,
                                                    1994           1993

Current liabilities:
  Current maturities of long-term debt (note 2)  $  7,180       $  7,015
  Obligations under capital leases (note 3)         1,412          1,387
  Accounts payable                                 79,679         78,885
  Accrued payroll                                  17,323         16,161
  Other accrued expenses                           29,348         34,880
  Income taxes                                      1,893          6,545
     Total current liabilities                    136,835        144,873

Deferred income tax liabilities (note 9)           23,753         25,558

Other liabilities                                  20,618         23,080

Long-term debt (note 2)                           156,716        171,578

Obligations under capital leases (note 3)          58,835         54,930

Redeemable preferred stock of a subsidiary,
  par value $100 per share (note 6)                 1,883          2,781

Shareholders' equity (notes 5 and 8):

  Class A Serial Preferred stock, no par,
    authorized 2,000,000 shares                         -              -
  Class B Serial Preferred stock, par value
    $.01 per share, authorized 28,000,000 shares        -              -
  Common stock, par value $.75 per share:
    Authorized 110,000,000 shares;
    issued and outstanding 41,210,774
    shares at January 1, 1994, and
    40,775,734 shares at January 2, 1993           30,908         30,582
  Additional paid-in capital                       99,748         91,673
  Preferred stock purchase rights                     412            408
  Retained earnings                               265,647        223,133
    Total shareholders' equity                    396,715        345,796

                                                 $795,355       $768,596


See accompanying notes to consolidated financial statements.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                        (In thousands except share amounts)
                                                     FISCAL YEAR
                                            1993         1992        1991

Sales and other revenues                 $2,054,889   $2,066,023  $2,007,960
Cost of sales                             1,543,932    1,552,155   1,513,130

Gross margin                                510,957      513,868     494,830
Selling, general and administrative
  expenses                                  399,437      411,487     401,451

Operating profit                            111,520      102,381      93,379

Interest expense, net (notes 1I and 2)       19,337       20,711      20,743

Earnings before income taxes                 92,183       81,670      72,636

Income taxes (notes 1J and 9)                37,578       32,476      29,286

Earnings before cumulative effect of
 change in accounting principle              54,605       49,194      43,350

Cumulative effect to January 3, 1993
 of change in income tax accounting           2,100           --          --

  Net earnings                           $   56,705   $   49,194  $   43,350

Per share of common stock:

  Earnings before cumulative effect of
    change in accounting principle       $     1.33   $     1.21  $     1.08

  Cumulative effect to January 3, 1993
    of change in income tax accounting          .05           --          --

  Net earnings                           $     1.38   $     1.21  $     1.08

  Cash dividends                         $      .34   $      .30  $      .26

Weighted average number of common shares
  outstanding (000's)                        41,049       40,520      39,939


See accompanying notes to consolidated financial statements.

                                          HANNAFORD BROS. CO. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                (In thousands)

                                                                 Additional
                                            Common Stock           Paid-in      Retained     Preferred Stock
                                        Shares         Amount      Capital      Earnings     Purchase Rights
Balance, December 29, 1990              39,629        $29,722     $72,003       $153,916          $397

       Net earnings                                                               43,350
       Cash dividends:
         Redeemable preferred stock                                                 (278)
         Common stock                                                            (10,395)
       Preferred stock purchase rights                                                (5)            5
       Shares issued to certain
         shareholders per agreement        138            104       2,631            (52)
       Shares sold under an Employee
         401(k) Savings Plan               192            143       3,962            (72)
       Shares issued under an Employee
         Stock Option Plan                 106             79         853            (40)
       Shares issued under a Long Term
         Incentive Plan                     25             19         496             (9)
       Shares issued under an Employee
         Stock Purchase Plan                58             44         951            (22)

Balance, December 28, 1991              40,148         30,111      80,896        186,393           402

       Net earnings                                                               49,194
       Cash dividends:
         Redeemable preferred stock                                                 (278)
         Common stock                                                            (12,170)
       Preferred stock purchase rights                                                (6)            6
       Shares issued to certain
         shareholders per agreement        151            113       3,200
       Shares sold under an Employee
         401(k) Savings Plan               222            166       4,617
       Shares issued under an Employee
         Stock Option Plan                 104             79         704
       Shares issued under a Long Term
         Incentive Plan                     19             14         473
       Shares issued under an Employee
         Stock Purchase Plan               132             99       1,783

Balance, January 2, 1993                40,776         30,582      91,673         223,133          408

       Net earnings                                                                56,705
       Cash dividends:
         Redeemable preferred stock                                                  (220)
         Common stock                                                             (13,967)
       Preferred stock purchase rights                                                 (4)           4
       Shares issued to certain
         shareholders per agreement        127             95       2,660
       Shares sold under an Employee
         401(k) Savings Plan               109             82       2,321
       Shares issued under an
         Employee Stock Option Plan         73             55         598
       Shares issued under a Long Term
         Incentive Plan                     13              9         260
       Shares issued under an Employee
         Stock Purchase Plan                73             55       1,369
       Shares issued through redemption
         of preferred stock                 40             30         867

Balance, January 1, 1994                41,211        $30,908     $99,748        $265,647         $412

See accompanying notes to consolidated financial statements.
/TABLE

                               HANNAFORD BROS. CO. AND

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                               1993         1992       1991

Cash flows from operating activities:
   Net income                               $ 56,705     $ 49,194   $ 43,350
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization           56,353       54,914     50,653
      Cumulative effect of accounting
        change                                (2,100)           -          -
      Gain on divestiture                          -       (4,556)         -
      Decrease (increase) in inventories      (5,060)      13,875     (1,017)
      Increase in receivables and
       prepayments                            (4,232)      (1,029)      (701)
      Increase (decrease) in accounts payable
       and accrued expenses                   (6,038)        (978)    19,169
      Increase (decrease) in income
       taxes payable                          (4,652)       2,004      1,059
      Increase (decrease) in deferred
       taxes                                   1,619       (2,762)     1,201
      Other operating activities              (1,097)        (254)    (1,099)
         Net cash provided by
          operating activities                91,498      110,408    112,615

Cash flows from investing activities:
   Acquisition of property, plant
    and equipment                            (70,891)     (73,101)   (81,120)
   Net proceeds from divestiture                   -       29,814          -
   Sale of property, plant and
    equipment, net                             6,498        1,363      3,115
   Increase in deferred charges               (4,569)      (3,655)    (2,024)
   Increase in computer software costs        (3,133)      (2,956)    (2,628)
   Increase in short-term investments        (14,852)      (5,003)         -
      Net cash used in investing
       activities                            (86,947)     (53,538)   (82,657)

Cash flows from financing activities:
   Principal payments under capital
    lease obligations                         (1,362)      (1,375)    (1,699)
   Proceeds from issuance of long-
    term debt                                      -       18,252     42,033
   Payments of long-term debt                (14,697)     (10,916)   (35,597)
   Issuance of common stock                    8,402       11,248      9,088
   Dividends paid                            (14,187)     (12,448)   (10,674)
     Net cash provided by (used in)
      financing activities                   (21,844)       4,761      3,151

Net increase (decrease) in cash and
   cash items                                (17,293)      61,631     33,109
Cash and cash items at beginning of year      94,789       33,158         49
Cash and cash items at end of year          $ 77,496     $ 94,789   $ 33,158

See accompanying notes to consolidated financial statements.

                         HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information        (In thousands)

                                                   1993      1992      1991

     Cash paid during the year for:

        Interest (net of amount capitalized,
          $1,530 in 1993, $1,264 in 1992 and
          $1,080 in 1991)                        $23,468   $22,993   $21,115

        Income taxes                              40,529    33,151    26,765

Supplemental disclosure of noncash investing and financing activities

    Capital lease obligations totalling $5,404,000, $7,490,000 and $2,680,000 were incurred during 1993, 1992 and 1991, respectively, when the Company entered into leases for certain improved real estate.

Disclosure of accounting policy

    For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash items.
                              HANNAFORD BROS. CO. AND

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  NATURE OF BUSINESS

The Company and its subsidiaries are principally involved in the distribution and retail sale of food, drugs and related products through supermarkets and combination stores. The Company's stores are located in Maine, New Hampshire, Vermont, Massachusetts and upstate New York.

B.  PRINCIPLES OF CONSOLIDATION

The Company's fiscal year ends on the Saturday closest to December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of January 1, 1994, for fiscal year 1993 (52 weeks), January 2, 1993, for fiscal year 1992 (53 weeks) and December 28, 1991, for fiscal year 1991 (52 weeks).

All significant intercompany accounts and transactions have been eliminated in consolidation.

C.  SHORT-TERM INVESTMENTS

Short-term investments are highly liquid investments with original maturities of more than three months and are stated at cost which approximates fair market value.

D.  INVENTORIES

Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. Grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Approximately 86% of inventories were valued using the LIFO method in 1993 as compared to 87% in 1992. Other inventories are stated at the lower of cost (first-in, first-out) or market. The current cost of groceries, general merchandise and pharmaceuticals exceeded the LIFO valuation by $14,805,000 at January 1, 1994 and $15,552,000 at January 2, 1993.

Had the inventories which are valued on the LIFO method been valued using the first-in, first-out method, net earnings would have decreased by approximately $444,000 ($.01 per share) in 1993, $2,213,000 ($.05 per share) in 1992, and increased by $1,009,000 ($.03 per share) in 1991. The 1992 impact is the result of current year LIFO income coupled with the LIFO inventory sold with the Wellby Super Drug store chain (Note 4).

                         HANNAFORD BROS. CO. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

E.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets. Leasehold interests and improvements are amortized on the straight-line method over the shorter of estimated useful life or lease term. The costs of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations. Property, plant and equipment consists of the following:


  AVERAGE
DEPRECIATION                                              (In thousands)
   RATE                                                  1993        1992
    2%       Land and improvements                     $ 55,699    $ 54,395
    3%       Buildings                                  175,894     160,136
   13%       Furniture, fixtures and equipment          252,474     233,081
    4%       Leasehold interests and improvements       145,595     136,095
             Construction in progress                    16,789      11,793
                                                        646,451     595,500
             Less accumulated depreciation
             and amortization                           208,845     177,485
                                                       $437,606    $418,015


F.  STORE OPENING AND CLOSING COSTS

The noncapital expenditures incurred in opening new stores or remodelling existing stores are expensed in the year in which they are incurred. When the decision is made to close a store, the remaining investment in fixtures and leasehold improvements, not expected to be realized, is expensed over its remaining productive life. The present value of any remaining liability under the lease, net of expected sublease recovery, is also expensed on the same basis.

G.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                          (In thousands)
                                                        1993          1992

Acquisition costs                                     $22,948       $22,440
Goodwill                                               13,447        14,290
Miscellaneous                                           2,021         2,395
                                                      $38,416       $39,125

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

Acquisition costs consist primarily of costs of obtaining new store sites, covenants-not-to-compete, tradenames and initial direct lease costs. Costs of obtaining new store sites are capitalized and depreciated over the estimated useful lives of the related assets. Other intangible assets acquired in connection with acquisitions are being amortized on the straight-line method over periods ranging from five to ten years. Lease costs are being amoritized on the straight-line method over the base lease terms.

Goodwill, representing the excess of the cost of acquisitions of assets, minority interests of subsidiaries and the acquired stock of an independent over the fair value of their respective net assets at dates of acquisition, is being amortized on the straight-line method over various periods not exceeding 20 years. Amortization expense charged to operations was $843,000 in 1993, $888,000 in 1992 and $506,000 in 1991.

H.  CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software used internally consists of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five years. Amortization expense charged to operations was $3,116,000 in 1993, $3,251,000 in 1992 and $2,926,000 in 1991.

I.  CAPITALIZED INTEREST

The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. Capitalized interest was $1,530,000 in 1993, $1,264,000 in 1992 and $1,080,000 in 1991.

J.  INCOME TAXES

The Company changed its method of accounting for income taxes, effective January 3, 1993, to conform with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 9).

K.  EARNINGS PER COMMON SHARE

Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by dividends paid of $220,000 in 1993 and $278,000 in both 1992 and 1991 on redeemable preferred stock of a subsidiary (Note 6).
Weighted average common shares outstanding have been adjusted to reflect a two-for-one stock split effected in the form of a 100% common stock dividend declared on February 11, 1992, and issued on March 10, 1992.

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

L.  FAIR VALUE DISCLOSURES ABOUT FINANCIAL INVESTMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial investments:

   Cash and cash items, short-term investments and notes receivable: The carrying amounts reported in the balance sheet for these items approximate their fair value.

   Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's long-term debt, including current maturities was approximately $163,900,000 at January 1, 1994. The fair value of the long-term debt is estimated to be $191,700,000 at January 1, 1994.
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

2.  EXTERNAL FINANCING

At January 1, 1994, the Company had revolving credit lines with several banks totalling $50 million with interest rates determined by different borrowing options including prime, quoted money market or LIBOR plus a premium. In October 1993, the Company reduced its available lines of revolving credit from $79 million to $50 million. At January 1, 1994, there were no outstanding borrowings under these credit lines. The agreements provide for conversion of revolving credit loans to term loans with principal payments due in quarterly installments over a period of four years. The loan agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of working capital, debt and tangible net worth.

The lines require a commitment fee of from 1/4 to 1/2 of 1% on the unused portion of the line. There are no compensating balances required during the commitment period.

In addition, the Company had unused, uncommitted short-term lines of credit with five banks totalling $38 million at January 1, 1994. Of this amount, approximately $8 million is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

In December 1993, the Company extinguished certain debt, secured by real estate and held by insurance companies, totalling $3,956,000. These loans had terms of 15 years and interest rates of 12.25% and 13.5%. During 1993, the Company made prepayments on certain debt, secured by real estate and equipment, totalling $3,727,000. These loans had terms ranging from 7 to 20 years and interest rates between 9.5% and 10.4%.

At January 1, 1994, real estate and equipment with a net book value of approximately $118,168,000 was pledged as collateral for debt of approximately $126,138,000.

Net interest expense was as follows:

                                                    (In thousands)

                                              1993        1992        1991

Interest on debt                            $17,249     $17,975     $16,614
Obligations under capital leases              7,230       6,509       5,613
Capitalized interest                         (1,530)     (1,264)     (1,080)

                                             22,949      23,220      21,147
Less interest income                         (3,612)     (2,509)       (404)

Interest expense, net                       $19,337     $20,711     $20,743

                         HANNAFORD BROS. CO. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)


Long-term debt consists of the following:

                                                           (In thousands)
                                                         1993          1992


     Collateralized by equipment, due in install-
     ments through 1999 with interest from 6.3%
     to 10.375%                                       $ 18,991      $ 23,074

     Collateralized by real estate,
     due in installments through 2011 with
     interest from 7.55% to 10.35%                      93,389        98,939

     Collateralized by real estate, due in
     installments through 2004 with interest
     at 13.7%. (12.25% to 13.7% in 1992)                13,758        18,770

     Sale-leasebacks of improved real estate
     accounted for as financings, due in
     installments through 2013 with interest from
     13.2% to 14.1%                                      3,498         3,530

     Unsecured 8.97% senior notes due in 2001,
     with varying annual installments starting
     in 1995.                                           34,000        34,000

     Other                                                 260           280

                                                       163,896       178,593

     Less current portion                                7,180         7,015
                                                      $156,716      $171,578

The unsecured senior note agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of debt and tangible net worth.


Maturities of long-term debt at January 1, 1994, are as follows:

                                                         (In thousands)
                              1994                           $  7,180
                              1995                             13,300
                              1996                             11,835
                              1997                             13,444
                              1998                             13,463
                              1999 and thereafter             104,674
                                                             $163,896
                            HANNAFORD BROS. CO. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (continued)

3.  LEASED ASSETS AND LEASE COMMITMENTS

The Company's financial structure includes leases of certain stores, office facilities, transportation vehicles and equipment. Initial lease terms range from 5 to 45 years with the majority of lease terms between 20 and 25 years. Substantially all leases contain renewal options. Certain leases contain a provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Most of the real estate leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises.

The Company's investment in real property under capital leases was as follows:

                                                     (In thousands)
                                              1993                    1992

Real property                               $65,151                 $60,751
Less accumulated amortization                15,081                  13,113
Net real property under capital leases      $50,070                 $47,638


Amortization of property under capital leases was $3,132,000 in 1993, $3,001,000 in 1992 and $2,888,000 in 1991.

Future minimum rental payments under capital lease obligations and operating leases at January 1, 1994, are as follows:

                                                     (In thousands)
                                               Capital            Operating
                                                Leases              Leases

                        1994                  $  9,398            $ 10,886
                        1995                     9,254               9,014
                        1996                     9,154               7,940
                        1997                     9,241               7,619
                        1998                     9,224               7,100
                        1999 and thereafter    114,631              81,725

               Total minimum lease payments    160,902            $124,284


               Less:
                 Imputed interest (at rates
                   from 6.50% to 21.13%)       100,648
                 Estimated executory costs           7
               Present value of net mini-
                 mum lease payments             60,247
               Less current obligations          1,412
               Long-term obligations          $ 58,835

                          HANNAFORD BROS. CO. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)


Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $262,000 and $1,657,000, respectively, due in the future under noncancellable subleases. They also do not include contingent rentals that may be payable under certain leases.

Total rent expense, net of executory costs, was as follows:

                                                 (In thousands)

                                          1993         1992        1991

Capital leases:
      Contingent rentals                $   650      $   727     $ 1,092

Operating leases:
      Minimum rentals                    12,409       13,114      13,159
      Contingent rentals                    435          470         618
      Rentals from subleases               (344)        (140)       (183)
                                         12,500       13,444      13,594
                                        $13,150      $14,171     $14,686

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

4.  SALE OF WELLBY SUPER DRUG STORES AND RESTRUCTURING CHARGES

In May 1992, the Company sold 34 of the 41 stores in its Wellby Super Drug store chain. The net cash proceeds from the sale of this wholly-owned subsidiary was $29,813,000. The sale resulted in a gain of $4,556,000. The 34 drug stores represented less than 5% of the total sales and other revenues of the Company, and the divestiture did not have a material impact on 1992 net earnings.

In July 1992, the Company offered special early retirement and voluntary resignation programs to reduce expenses. The charges associated with these programs were $4,012,000. These charges, when combined with the gain on the sale of the Wellby Super Drug store chain, generated a net gain of $544,000. This amount was included as a reduction of 1992 selling, general and administrative expenses.

5.  CAPITAL STOCK

In February 1993, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $55 million in shares of Hannaford common stock. The program authorizes the Company to buy back shares from time to time over the next three years in the open market and privately negotiated transactions when special market opportunities arise.

In February 1992, the Board of Directors approved a two-for-one stock split, effected in the form of a 100% common stock dividend payable March 10, 1992, to shareholders of record at the close of business on February 24, 1992. Accordingly, common share amounts, per share earnings and dividends, and common stock and retained earnings for all years presented have been adjusted to reflect this stock dividend.

In February 1988, an existing "standstill" agreement with certain shareholders ("the Sobey Parties") was amended and extended to December 31, 1992. This agreement contains a provision for five one-year extensions provided that neither party notifies the other at least five months in advance of a scheduled termination date of its desire to terminate the agreement. Since neither party gave such written notice, the term of the agreement has been automatically extended to December 31, 1994. Pursuant to the terms of the agreement, the Sobey Parties have agreed, among other things, not to increase their percentage ownership of the Company's voting stock above 25.6%, except in certain circumstances specified by the agreement. Under the agreement, whenever the Company issues shares of voting stock to third parties, the Sobey Parties generally have the right to purchase sufficient shares from the

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Company to maintain a 25.6% level of ownership. Since 1991 the Company has issued to the Sobey Parties the following shares of common stock pursuant to their purchase rights under the agreement: 1993, 126,803 shares; 1992, 150,906 shares; and 1991, 138,106 shares. All sales to the Sobey Parties pursuant to the standstill agreement have been made at current market prices (as defined in the agreement).

In February 1988, the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock. Pursuant to the Rights agreement each share of common stock issued subsequent to the dividend declaration date will carry with it a Right. Each Right entitles its holder to purchase, under certain circumstances, one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $125, subject to certain adjustments, or under other circumstances, common stock or other securities and/or assets. Such Rights are not currently exercisable and expire February 4, 1998. The Rights become exercisable upon the occurrence of certain events and are redeemable by the Company under certain circumstances, all as described in the Rights agreement.

6.  REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

In April 1988, the Company, through one of its wholly-owned subsidiaries, issued 8,976 shares of a Series A Voting Preferred Stock of the subsidiary with a par value of $100 per share and redeemable by the issuer or the holder in whole or in part at its par value plus any accrued dividends. The preferred stock paid cumulative dividends at the rate of 10%. The Company had the option to redeem these shares beginning in April 1993, while the holder's option commenced in June 1993. In April 1993, the Company redeemed these shares at their par value of $100 per share, or a total of $898,000, in exchange for 40,341 shares of the Company's common stock.

In December 1988, the Company, through one of its wholly-owned subsidiaries issued 18,834 shares of a Series B Voting Preferred Stock of the subsidiary with a par value of $100 per share and redeemable by the issuer in whole or in part at $108 per share plus any accrued dividends. The preferred stock pays cumulative dividends at the rate of 10%. The Company has the option to redeem these shares beginning in January 1994. In addition, in the event of the death of a holder, all or any part of said preferred stock may be redeemed by the issuer or that holder's personal representative at the par value of $100 per share plus any accrued dividends. The Company expects to exercise its option to redeem these shares in April 1994.

The Company has made all required dividend payments to the holders of the redeemable preferred shares since the dates of issuance. Total dividends accrued and paid on these shares were $220,000 in 1993 and $278,000 in both 1992 and 1991.

                         HANNAFORD BROS. CO. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

7.  PENSION PLANS

The majority all of the employees of the Company and its subsidiaries participate in non-contributory, defined benefit pension plans. The plans provide benefits based on the participants' years of service and compensation in later years or stated amounts for each year of service. The Company only funds amounts deductible for federal income tax purposes.

Net pension cost included the following components:

                                                     (In thousands)

                                              1993        1992        1991

Service cost - benefits earned
  during the year                           $ 3,197     $ 3,203     $ 2,997
Interest cost on projected
  benefit obligation                          3,993       3,472       2,979
Actual return on plan assets                 (5,229)     (3,650)     (7,305)
Net amortization and deferral                 1,454         382       4,425

Net pension cost before special items         3,415       3,407       3,096
Sale of Wellby Super Drug stores                  -        (517)          -
Early retirement program                          -       1,304           -
Net pension cost                            $ 3,415     $ 4,194     $ 3,096
                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


The following sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at January 1, 1994 and January 2, 1993:

                                                       (In thousands)
                                                    1993            1992

Actuarial present value of
   benefit obligations:
      Vested benefit obligation                   $43,387         $27,575
      Accumulated benefit obligation              $45,668         $35,746

Projected benefit obligation                      $65,863         $46,354
Plan assets, at fair value, consisting of
   equities, fixed-income securities, real
   estate and cash and cash equivalents            52,351          47,771

Plan assets less than (greater than)
   projected benefit obligation                    13,512          (1,417)

Unrecognized net asset
   at transition                                      485             528

Unrecognized net (loss) gain                      (12,512)          3,579

Unrecognized prior service cost                    (2,353)         (2,004)

(Prepaid) accrued pension cost                    $  (868)        $   686

The actuarial valuation was calculated using the Projected Unit Credit Cost Method. The increase in the plans' liabilities is primarily due to a change in actuarial assumptions.

Assumptions used in determining the funded status of the pension plans are as follows:

                                                     1993           1992

Discount rate                                        7.5%           8.5%
Average rate of increase in compensation levels      4.5%           5.0%
Expected long-term rate of return on assets          8.5%           8.5%

The Company also administers certain defined contribution plans for eligible employees and a supplemental executive retirement plan. The cost of these plans was not significant.
                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

8. EMPLOYEE STOCK PLANS

The 1985 and 1988 Incentive Stock Option Plans provide for granting officers and other key employees options to purchase common stock at 100% of the market price on the date of grant. Options for 50% of any grant are exercisable after one year and the remainder after two years and may be exercised for cash or by exchanging currently owned shares, or both. Options expire from seven to ten years from the date of grant. Option activity for the fiscal years ended January 1, 1994 and January 2, 1993, was as follows:


                                1993                         1992

                          Shares    Option Price       Shares    Option Price
Outstanding at
  beginning of year      885,049   $ 9.22-$22.63      883,503   $ 5.82-$21.50
Granted                  247,504           22.25      225,532           22.63
Exercised               (115,423)    9.22- 22.63     (168,571)    5.82- 22.63
Canceled                 (30,410)   13.50- 22.63      (55,415)   10.59- 22.63
Outstanding at end
  of year                986,720    10.59- 22.63      885,049     9.22- 22.63
Exercisable at end
  of year                653,339    10.59- 22.63      587,276     9.22- 21.50
Available for future
  grants                 950,292                    1,167,386


The 1982 Employee Stock Purchase Plan enables participating employees to purchase common stock through payroll deduction of up to 5% of eligible compensation. The Company pays interest on the accumulated withholdings. These amounts may be used to purchase shares of company stock at the option price (lesser of: (a) 85% of the fair market value at the date of grant or (b) the greater of the market price at the close of business on the exercise date or $10.00 per share). During 1993, employees purchased 73,153 shares, for which $1,424,000 was paid to the Company. As of January 1, 1994, grants had been exercised by employees for the purchase of 101,846 shares. As of February 1994, $1,775,000 had been received by the Company upon issuance of these shares. All shares issued under this Plan are from previously unissued reserves. At January 1, 1994, 476,256 shares remain available for issuance under the Plan.

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

9.  INCOME TAXES

Effective January 3, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES (the Statement). The Statement requires a liability method be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the Statement, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by the Statement, the Company has elected not to restate the financial statements of any prior periods, the impact of which would not be material. The cumulative effect of adopting the Statement for periods prior to January 3, 1993 is $2.1 million or $.05 per share and is shown separately in the Consolidated Statement of Earnings for 1993. The change did not impact pretax income in 1993.

Significant components of the Company's deferred tax liabilities and assets as of January 1, 1994 are as follows:

                                                     (In thousands)

                                                  Assets     Liabilities

Depreciation and amortization                    $     -       $31,877
Capital leases                                     4,350             -
Insurance reserves                                 9,918             -
Employee benefit plans                             2,342             -
Other                                              1,328         1,894
                                                  17,938        33,771

Reclassification to net current/noncurrent       (10,018)      (10,018)

Amounts recorded in consolidated
   balance sheet                                 $ 7,920       $23,753

Net deferred income tax liability                              $15,833

The Company expects to realize the deferred tax assets in the ordinary course of business operations in subsequent years, and, accordingly, has not established a valuation reserve relative to these amounts.

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

The components of the provision for income taxes are as follows:

                                                (In thousands)

                                       1993           1992          1991
Current
  Federal                            $29,118        $27,848       $21,897
  State                                6,732          7,390         6,188
                                      35,850         35,238        28,085

Deferred
  Federal                                842         (1,591)        1,056
  State                                  886         (1,171)          145
                                       1,728         (2,762)        1,201
Total income tax expense             $37,578        $32,476       $29,286


The components of the provision for deferred income tax expense for 1992 and 1991 are as follows:

                                                 (In thousands)

                                              1992            1991

Depreciation                                $   931         $ 2,896
Insurance reserves                           (2,037)         (2,251)
Other                                        (1,656)            556

                                            $(2,762)        $ 1,201

                                           HANNAFORD BROS. CO. AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (continued)



    The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax expense is:


                                                                   (In thousands)

                                                  1993                   1992                 1991

                                            Amount   Percent       Amount   Percent     Amount   Percent
Tax at U.S. statutory rate                  $32,264   35.00%       $27,768   34.00%     $24,696   34.00%
State income taxes, net of federal
  tax benefit                                 4,973    5.39          4,104    5.02        4,183    5.76
Other - net                                     341     .37            604     .74          407     .56

                                            $37,578   40.76%       $32,476   39.76%     $29,286   40.32%

/TABLE

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

10. RETIREE INSURANCE BENEFITS

The Company provides certain health care and life insurance benefits for currently retired employees. Generally, qualified employees became eligible for these benefits if they retired in accordance with the Company's established retirement policy. The Company has reserved the right to modify or terminate these plans. Subsequent to an early retirement program which was completed in September 1992 (Note 4), the Company made several prospective changes to its retiree insurance benefit plans. The major change was to increase the cost-sharing of these plans for future retirees. Current retirees were not materially affected by these changes.

Effective January 3, 1993, the Company adopted SFAS NO. 106 - EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (the Statement). The Statement generally requires the Company to accrue the cost of retiree health and other postretirement benefits during the working careers of active employees. The Company elected the prospective transition approach and is amortizing the transition obligation on a straight-line basis over a 20-year period. The impact of this change on fiscal 1993 and the pro forma effect on fiscal years 1992 and 1991 are not material.

The following sets forth the plan's unfunded status at January 1, 1994:

                                                       (In thousands)

Accumulated postretirement benefit obligation (APBO):

     Retirees                                            $   9,098
     Actives - eligible to retire                              340
     Actives - not eligible to retire                        1,710

          Total APBO                                        11,148

Plan assets at fair value                                        0
Accumulated postretirement benefit obligation in excess
     of plan assets                                         11,148
Less:  Unrecognized transition obligation                   10,505
     Accrued postretirement benefit liability            $     643

Net periodic postretirement benefit cost for 1993 included the following components:

     Service Cost                                        $     117
     Interest Cost                                             901
     Amortization of transition obligation
          over 20 years                                        553

          Net periodic postretirement benefit cost       $   1,571

A 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1994, gradually decreasing to 5% by the year 2002.

                         HANNAFORD BROS. CO. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

Increasing the assumed health care cost trends by one percentage point in each year would increase the accumulated post retirement benefit obligation as of January 1, 1994 by $1.0 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1993 by $0.1 million. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation.

                                                HANNAFORD BROS. CO. AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (continued)

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a presentation of selected financial data for each of the four quarters of fiscal years 1993, 1992 and 1991.  During 1993, the Company adopted SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES
(Note 9).  The cumulative effect of this adjustment, which increased net earnings by $2,100,00, is reflected in the first quarter of 1993.  Fourth Quarter 1992 results are for 14 weeks of operations while all other quarters presented are for 13 weeks.  In addition, Fourth Quarter 1992 includes a LIFO credit of $1,865,000
(before income taxes) primarily due to a decrease in inventory levels and a change to management's estimated inflation during the first three quarters of the year.  All four quarters of 1991 are adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend issued on March 10, 1992.

                                                      (In thousands except per share amounts)

                                           First              Second             Third             Fourth
                                          Quarter            Quarter            Quarter           Quarter
1993
Sales and other revenues..........        $490,565           $517,974           $530,064          $516,286
Gross margin......................         121,534            129,462            133,125           126,836
Net earnings......................          11,869             14,486             16,000            14,350
     Per common share.............        $    .29           $    .35           $    .39          $    .35

Weighted average common shares
  outstanding.....................          40,859             41,044             41,121            41,175


1992

Sales and other revenues..........        $486,769           $512,475           $526,438          $540,341
Gross margin......................         121,281            126,813            131,606           134,168
Net earnings......................           8,812             12,578             14,432            13,372
     Per common share.............        $    .22           $    .31           $    .35          $    .33
Weighted average common shares
  outstanding.....................          40,275             40,473             40,602            40,715


1991

Sales and other revenues..........        $485,919           $492,293           $523,873          $505,875
Gross margin......................         117,235            124,013            127,815           125,767
Net earnings......................           8,095             11,968             12,574            10,713
     Per common share.............        $    .20           $    .30           $    .31          $    .27

Weighted average common shares
  outstanding.....................          39,734             39,899             40,019            40,103

/TABLE

ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                     Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This item, except for certain information relating to Executive Officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1994.

ITEM 11. EXECUTIVE COMPENSATION

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1994.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a) 1., 2.  Consolidated Financial Statements and Related
            Schedules                                                  PAGES

      Report of Independent Accountants.............................     24

      Consolidated Balance Sheets - January 1, 1994 and
           January 2, 1993..........................................   25-26

      Consolidated Statements of Earnings - Fiscal Years Ended,
           January 1, 1994, January 2, 1993 and December 28, 1991...     27

      Consolidated Statements of Changes in Shareholders'
           Equity - Fiscal Years Ended, January 1, 1994,
           January 2, 1993, and December 28, 1991...................     28

      Consolidated Statements of Cash Flows
           - Fiscal Years Ended, January 1, 1994,
           January 2, 1993, and December 28, 1991...................   29-30

      Notes to Consolidated Financial Statements....................   31-49

      Schedules to Consolidated Financial Statements:

           Schedule V - Property, Plant and Equipment...............     58

           Schedule VI - Accumulated Depreciation, Depletion,
             and Amortization of Property, Plant and Equipment......     59

           Schedule IX - Short-Term Borrowings......................     60

Schedules I, II, III, IV, VII, VIII, X, XI, XII, AND XIII are not included as they are inapplicable, or the amounts involved are less than the minimum required for preparation.

3. Exhibits Required by Item 601 of Regulation S-K
                                                                SEQUENTIAL
                                                               PAGE NUMBER
                                                             IN ORIGINAL 10-K

   3.1 - Articles of Incorporation
         Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File
         No. 1-7603).

   3.2 - By-Laws of the Registrant                                 61-79

                                                                       PAGES
  4.1  -  Instruments Defining the Rights of                       Included in
          Security Holders                                          Exhibit 3

  4.2 - There are incorporated herein by reference a (i) Rights Agreement dated as of February 4, 1988 between the Registrant and The First National Bank of Boston, as Rights Agent, a copy of which was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K, dated February 16, 1988 (SEC File No. 1-7603) and (ii) an Appointment and Amendment Agreement dated September 22, 1992 to said Rights Agreement, substituting Continental Stock Transfer & Trust Company as Rights Agent, a copy of which was filed as
          Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-
          7603).

 10.1 - There are incorporated herein by reference (i) an Amended and Restated Agreement, dated as of February 4, 1988, among the Registrant and various Sobey Parties, a copy of which was filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated February 16, 1988 (SEC File No. 1-7603) and
          (ii) an Amendment Agreement dated as of January 1, 1992 to said Agreement with the Sobey Parties, substituting certain Sobeys Inc. employee benefit plans as parties thereto, a copy of which was filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.2 - There are incorporated herein by reference a Stock Purchase Agreement, dated as of April 30, 1992, between the Registrant and Rite Aid Corporation and (ii) an Amendment to said Agreement, dated as of May 16, 1992, a copy of which was filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

  NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.3 through 10.26 below.

 10.3 - There is incorporated herein by reference the amended and restated Hannaford Bros. Co. Employees' Retirement Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.4  -  First Amendment to the Hannaford Bros. Co. Employees'        80-83
          Retirement Plan, effective on or before January 1, 1994.

 10.5 - There is incorporated herein by reference the amended and restated Supplemental Executive Retirement Plan, a copy of

                                                                      PAGES

          which was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.6 - There are incorporated herein by reference (i) the Registrant's 1982 Employee Stock Purchase Plan, a copy of which was filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 2-77902); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 1-7603); and (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603).

 10.7 - There are incorporated herein by reference (i) the Registrant's 1985 Incentive Stock Option Plan, a copy of which was filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 2-98387); (ii) a First Amendment to said Plan, a copy of which was filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603); and (iii) a Second Amendment to said Plan, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 1-7603).

 10.8  -  The Registrant's 1993 Long Term Incentive Plan, effective     84-87
          January 3, 1993.

 10.9  -  First Amendment to the Registrant's 1993 Long Term Incentive    88
          Plan, effective January 2, 1994.

 10.10 - There are incorporated herein by reference (i) the Registrant's 1980 Long Term Incentive Plan, a copy of which was filed as Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1981 (SEC File No. 1-7603); (ii) an Amendment to said Plan, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit
          10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603); (v) the Fourth Amendment to said Plan, a copy of which was filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File

                                                                       PAGES

          No. 1-7603); and (vi) the Fifth Amendment to said Plan, a copy of which was filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          December 28, 1991 (SEC File No. 1-7603).

 10.11 - There are incorporated herein by reference (i) the Registrant's Annual Incentive Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 1-7603) and (ii) a First Amendment to said Plan, a copy of which was filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603).

 10.12 - There are incorporated herein by reference (i) an Employment Continuity Agreement between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated April 28, 1992, a copy of which was filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.13 - There are incorporated herein by reference (i) an Employment Continuity Agreement between the Registrant and Hugh G. Farrington, a copy of which was filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated April 28, 1992, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.14 - There are incorporated herein by reference (i) a standard form of Employment Continuity Agreement between the Registrant and various of its executive officers, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) Amendment to Form of said Agreement, dated April 28, 1992, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.15 - There is incorporated herein by reference a standard form Deferred Compensation Agreement available to outside directors of the Registrant, a copy of which was filed as
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984 (SEC File No. 1-7603).

                                                                       PAGES

 10.16 - There is incorporated herein by reference the Amended and Restated Savings and Investment Plan of the Registrant, a copy of which was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.17 - There is incorporated herein by reference the Registrant's Amended and Restated Deferred Compensation Plan available to certain management employees of the Registrant, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603).

 10.18 -  First Amendment to the Amended and Restated Deferred          89-90
          Compensation Plan, adopted October 11, 1993.

 10.19 - There is incorporated herein by reference a standard form of Deferred Compensation Agreement available to certain management employees pursuant to the Registrant's Amended and Restated Deferred Compensation Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.20 - There are incorporated herein by reference (i) the Registrant's 1988 Stock Plan, a copy of which was filed as
          Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-22666); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit
          10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603); and (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (SEC File No. 1-7603).

 10.21 -  Third Amendment to the Registrant's 1988 Stock Plan,           91
          effective January 3, 1993.

 10.22 -  Fourth Amendment to the Registrant's 1988 Stock Plan,          92
          effective January 1, 1994.

 10.23 -  There are incorporated herein by reference (i) a Retirement
          Plan for Outside Directors of the Registrant, effective
          December 30, 1990, a copy of which was filed as Exhibit
          10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603)
                                                                       PAGES

          and (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (SEC File No. 1-7603).

 10.24 - There are incorporated herein by reference (i) an Agreement, dated February 11, 1991, between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated May 14, 1992, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

 10.25 - There is incorporated herein by reference a letter agreement between the Registrant and Norman E. Brackett, dated
          September 9, 1992, a copy of which was filed as Exhibit
          10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

 10.26 - There is incorporated herein by reference a letter agreement between the Registrant and Roger W. Hoyt, dated September 9, 1992, a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.





 21    -  Subsidiaries of the Registrant............................      93

 23    -  Consents of Accountants...................................      94

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.
                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNAFORD BROS. CO.



 s/Norman E. Brackett
Norman E. Brackett
Sr. Vice President, Chief Financial
Officer
(Principal Financial Officer)
March 8, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 s/James L. Moody, Jr.     s/Laurel Cutler           s/David F. Sobey
James L. Moody, Jr.        Laurel Cutler             David F. Sobey
Chairman of the Board      Director                  Director
Director                   March 8, 1994             March 8, 1994
March 8, 1994

                           s/Walter J. Salmon        s/William D. Ireland Jr.
 s/Norman E. Brackett      Walter J. Salmon          William D. Ireland, Jr.
Norman E. Brackett         Director                  Director
Sr. Vice President &       March 8, 1994             March 8, 1994
Chief Financial Officer
(Principal Accounting Officer)
March 8, 1994
                           s/Richard K. Lochridge    s/Claudine B. Malone
                           Richard K. Lochridge      Claudine B. Malone
 s/Hugh G. Farrington      Director                  Director
Hugh G. Farrington         March 8, 1994             March 8, 1994
President
Chief Executive Officer
Director
March 8, 1994              s/Robert D. Bolinder      s/William A. Andres
                           Robert D. Bolinder        William A. Andres
                           Director                  Director
 s/Bruce G. Allbright      March 8, 1994             March 8, 1994
Bruce G. Allbright
Director
March 8, 1994                                        s/James W. Gogan
                                                     James W. Gogan
                                                     Director
                                                     March 8, 1994

                                                HANNAFORD BROS. CO. AND SUBSIDIARIES

                                            Schedule V--Property, Plant and Equipment For
                                                  Fiscal Years 1993, 1992 and 1991
                                                           (In thousands)

                              Balance at                                    Other Changes      Balance at
                              Beginning        Additions                      Additions         Close
Classification                of Period       at Cost (a)     Retirements    (Deletions)       of Period
Fiscal Year 1993

Land and buildings            $214,531        $ 14,964          $ 6,495      $ 8,593 (c)        $231,593

Furniture and fixtures         233,081          32,350           13,583          626 (c)         252,474

Leasehold interests and
  improvements                 136,095           6,788             (111)       2,601 (c)         145,595

Construction in progress        11,793          16,789                -      (11,793)(b)          16,789
                              $595,500        $ 70,891          $19,967      $    27            $646,451

Fiscal Year 1992

Land and buildings            $189,615        $ 18,803          $    78      $ 6,191 (c)        $214,531

Furniture and fixtures         214,509          33,320           14,580         (168)(c)         233,081

Leasehold interests and
  improvements                 128,463           9,369            7,994        6,257 (c)         136,095

Construction in progress        12,632          11,609                -      (12,448)(b)          11,793
                              $545,219        $ 73,101          $22,652     $   (168)           $595,500

Fiscal Year 1991

Land and buildings            $172,833        $ 17,005          $   518     $    295 (c)        $189,615


Furniture and fix              193,327          32,504           11,277          (45)(c)         214,509

Leasehold interests and
  improvements                 104,791          18,466            3,511        8,717 (c)         128,463

Construction in progress         9,803          13,145                -      (10,316)(b)          12,632
                              $480,754        $ 81,120          $15,306     $ (1,349)           $545,219


(a)Acquisition, in the normal course of business, of operating assets.
(b)Reclassification to other fixed asset accounts at net book value
(c)Reclassification from (to) other fixed asset and/or other asset accounts at net book value

                                              HANNAFORD BROS. CO. AND SUBSIDIARIES

                                    Schedule VI  Accumulated Depreciation--Property, Plant and

                                          Equipment For Fiscal Years 1993, 1992 and 1991
                                                          (In thousands)


                            Balance at       Additions                          Other Changes     Balance at
                            Beginning        Charged to                           Additions         Close
Classification              of Period     Costs and Expenses     Retirements     (Deletions)      of Period
Fiscal Year 1993

Land and buildings          $ 30,664            $ 6,618            $   877         $  (37)        $ 36,368

Furniture and fixtures       122,974             32,577             11,899              -          143,652

Leasehold interests and
  improvements                23,847              5,632                691             37           28,825
                            $177,485            $44,827            $13,467         $    0         $208,845


Fiscal Year 1992

Land and buildings          $ 24,710            $ 6,005            $    42         $   (9)        $ 30,664

Furniture and fixtures       100,580             31,481              9,088              -          122,973

Leasehold interests and
  improvements                20,609              5,556              2,317              -           23,848
                            $145,899            $43,042            $11,447         $   (9)        $177,485


Fiscal Year 1991

Land and buildings          $ 19,555            $ 5,378            $   286         $   63         $ 24,710

Furniture and fixtures        79,930             29,021              8,354            (17)         100,580

Leasehold interests and
  improvements                17,381              5,093              1,753           (112)          20,609
                            $116,866            $39,492            $10,393         $  (66)        $145,899

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                         Schedule IX--Short-Term Borrowings

                               (Amounts in thousands)

  Column A         Column B    Column C    Column D    Column E     Column F
                                                         Daily
                                           Maximum     Average       Daily
 Category of                   Weighted     Amount      Amount      Weighted
 Aggregate         Balance     Average   Outstanding  Outstanding    Average
 Short-Term       At End of    Interest   During The   During The   Interest
 Borrowings        Period        Rate       Period       Period       Rate


Fiscal Year 1993:
     Banks        $    --         --       $ 8,700       $   66       6.0%

Fiscal Year 1992:
     Banks        $    --         --       $ 9,700       $   88       6.4%

Fiscal Year 1991:
     Banks        $    --         --       $26,100       $5,137       7.7%