Form 10-Q
period 1994-04-02
HANNAFORD BROTHERS CO
filed 1994-05-17
CIK 45379

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   April 2, 1994

                                        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to


Commission File Number 1-7603

                 HANNAFORD BROS. CO.
(Exact name of Registrant as specified in its charter)

             Maine                                01-0085930
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

145 Pleasant Hill Road, Scarborough, Maine  04074
(Address of principal executive offices; Zip Code)

Registrant's telephone number, including area code:   (207) 883-2911


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .

    As of May 9, 1994, there were 41,474,933 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                                 TABLE OF CONTENTS

                                      PART I

                               FINANCIAL INFORMATION


                                                                  Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets, April 2, 1994 and
              January 1, 1994                                       3-4

         Consolidated Statements of Earnings, Three Months
              Ended April 2, 1994 and April 3, 1993                  5

         Consolidated Statements of Cash Flows,
              Three Months Ended April 2, 1994
              and April 3, 1993                                     6-7

         Notes and Schedules to Consolidated Financial Statements   8-10

Item 2.  Management's Discussion and Analysis of
              First Quarter 1994 Results                           11-13


                                      PART II

Item 5.  Other Information and Signatures                           14

Item 6.  Exhibit 15 - Letter from Coopers & Lybrand
         regarding Quarterly Review                                 15

         Exhibit 23 - Letter from Coopers & Lybrand
         regarding Form S-8 Consent                                 16

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                                     (Dollars in thousands)
                                                  (UNAUDITED)
                                                   April 2,         January 1,
                                                     1994              1994

Current assets:
    Cash and cash items                            $ 97,106          $ 77,496
    Short-term investments                           14,885            19,855
    Accounts receivable, net                         16,724            15,765
    Inventories                                     119,102           129,934
    Prepaid expenses                                  4,048             4,695
    Deferred income taxes                             7,620             7,920
        Total current assets                        259,485           255,665

Property, plant and equipment, net                  436,832           437,606

Leased property under capital leases, net            52,249            50,070

Investment in financing leases                        1,779             1,787

Other assets:
    Notes receivable                                    531             2,395
    Deferred charges, net                            39,075            38,416
    Computer software costs, net                      8,652             8,790
    Miscellaneous assets                                664               626
        Total other assets                           48,922            50,227

                                                   $799,267          $795,355



See accompanying notes to consolidated financial statements.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    (Dollars in thousands)
                                                (UNAUDITED)
                                                  April 2,         January 1,
                                                    1994              1994

Current liabilities:
    Current maturities of long-term debt          $  7,470          $  7,180
    Obligations under capital leases                 1,423             1,412
    Accounts payable                                73,620            79,679
    Accrued payroll                                 15,296            17,323
    Other accrued expenses                          27,333            29,348
    Income taxes                                     6,855             1,893
         Total current liabilities                 131,997           136,835

Deferred income tax liabilities                     23,036            23,753

Other liabilities                                   20,526            20,618

Long-term debt                                     153,010           156,716

Obligations under capital leases                    61,513            58,835

Redeemable preferred stock of a subsidiary,
    par value $100 per share                         1,883             1,883

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000,000 shares                        -                 -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000,000 shares                       -                 -
    Common stock, par value $.75 per share:
      Authorized 110,000,000 shares;
      issued and outstanding 41,401,060
      shares at April 2, 1994, and
      41,210,774 shares at January 1, 1994          31,051            30,908
    Additional paid-in capital                     103,112            99,748
    Preferred stock purchase rights                    414               412
    Retained earnings                              272,725           265,647
        Total shareholders' equity                 407,302           396,715

                                                  $799,267          $795,355


See accompanying notes to consolidated financial statements.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF EARNINGS

                   (Amounts in thousands except per share data)

                                                           (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                   April 2,           April 3,
                                                     1994              1993

Sales and other revenues                           $519,078          $490,565
Cost of sales                                       393,333           369,031

Gross margin                                        125,745           121,534
Selling, general and administrative expenses        102,396           100,113

Operating profit                                     23,349            21,421

Interest expense, net                                 4,735             4,984

Earnings before income taxes                         18,614            16,437

Income taxes                                          7,555             6,668

Earnings before cumulative effect of change
  in accounting principle                            11,059             9,769

Cumulative effect to January 3, 1993 of
  change in income tax accounting                         -             2,100

    Net earnings                                   $ 11,059          $ 11,869

Per share of common stock:

    Earnings before cumulative effect of
      change in accounting principle               $    .27          $    .24

    Cumulative effect to January 3, 1993 of
      change in income tax accounting                     -               .05

    Net earnings                                   $    .27          $    .29

    Cash dividends                                 $   .095          $   .085

Weighted average number of common shares
  outstanding (000's)                                41,316            40,859

See accompanying notes to consolidated financial statements.
                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Dollars in thousands)
                                                              (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                       April 2,      April 3,
                                                        1994           1993

Cash flows from operating activities:
    Net income                                        $ 11,059      $ 11,869
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                   14,443        13,736
        Cumulative effect of accounting change               -        (2,100)
        (Increase) decrease in inventories              10,832        (2,775)
        Decrease in receivables and prepayments          1,553         2,231
        Decrease in accounts payable
          and accrued expenses                         (10,194)      (10,798)
        Increase (decrease) in income taxes payable      4,963          (600)
        Decrease in deferred taxes                        (418)         (222)
        Other operating activities                         314           101
          Net cash provided by operating
            activities                                  32,552        11,442

Cash flows from investing activities:
        Acquisition of property, plant and
          equipment                                    (12,425)      (14,375)
        Sale of property, plant and
          equipment, net                                 1,361           536
        (Increase) decrease in deferred charges         (1,225)          337
        Increase in computer software costs               (645)       (1,050)
        (Increase) decrease in short-term investments    4,970        (6,826)
          Net cash used in investing activities         (7,964)      (21,378)

Cash flows from financing activities:
        Principal payments under capital
          lease obligations                               (340)         (335)
        Issuance of common stock                         3,506         3,394
        Payments of long-term debt                      (4,166)       (3,258)
        Dividends paid                                  (3,978)       (3,517)
          Net cash used for
            financing activities                        (4,978)       (3,716)

Net increase (decrease) in cash and cash items          19,610       (13,652)
Cash and cash items at beginning of period              77,496        94,789
Cash and cash items at end of period                  $ 97,106      $ 81,137

See accompanying notes to consolidated financial statements.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information

                                                      (Dollars in thousands)
                                                           (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                     April 2,        April 3,
Cash paid during the first quarter for:                1994           1993

    Interest (net of amount capitalized,
      $514 in 1994 and $383 in 1993)                  $4,644          $4,596

    Income taxes                                      $3,010          $7,490


Supplemental disclosure of non-cash investing and financing activities

    A capital lease obligation of $3,030,000 was incurred during the three month period ended April 2, 1994.

Disclosure of accounting policy

    For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash items.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

   Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by preferred stock dividends of $47,000 for the three months ended April 2, 1994 and $70,000 for the three months ended April 3, 1993.

   It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

2. CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

   Effective January 3, 1993, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 109 - ACCOUNTING FOR INCOME TAXES (The Statement). The Statement requires a liability method be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the Statement, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   As permitted by the Statement, the Company has elected not to restate the financial statements of any prior periods, the impact of which would not be material. In addition, the change does not impact pretax income from continuing operations for the three months ended April 2, 1994 and April 3, 1993. The cumulative effect of this change for periods prior to January 3, 1993 is $2.1 million or $.05 per share and is shown separately in the Consolidated Statement of Earnings for the quarter ended April 3, 1993.

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                                       (In thousands)
                                            (Unaudited)
                                             April 2,             January 1,
                                               1994                  1994

   Land and improvements                       $ 55,424              $ 55,699
   Buildings                                    174,888               175,894
   Furniture, fixtures & equipment              259,283               252,474
   Leasehold interests & improvements           149,601               145,595
   Construction in progress                      15,876                16,789
                                                655,072               646,451
   Less accumulated depreciation and
      amortization                              218,240               208,845
                                               $436,832              $437,606

4. LEASED PROPERTY

   Leased property under capital leases consists of the following:

                                                       (In thousands)
                                            (Unaudited)
                                              April 2,            January 1,
                                               1994                  1994

   Real property                              $68,181               $65,151
   Less accumulated amortization               15,932                15,081
                                              $52,249               $50,070

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. LONG-TERM DEBT

   During the first quarter of 1994, the Company extinguished certain debt, secured by real estate and held by insurance companies, totalling $1,866,000. This debt had a term of 25 years and an interest rate of 8.75%.

6. REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

   On April 21, 1994, the Company redeemed 18,834 shares of a Series B Voting Preferred Stock of its subsidiary. The shares had a par value of $100 and were redeemed at $108 per share, or a total of $2,034,000.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1994 RESULTS

RESULTS OF OPERATIONS

   Sales and other revenues increased in the first quarter of 1994 to $519.1 million, an increase of $28.5 million or 5.8% over the first quarter of 1993. Retail sales for supermarkets and drug stores increased $29.9 million or 6.4% to $498.3 million, reflecting an increase of $9.0 million or 2.1% in sales from supermarkets that were open in both quarters presented ("comparable store sales") and additional sales of $20.9 million from the net impact of the remaining drug stores and new, expanded and closed supermarkets. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $1.4 million.

   Comparable store sales were up 0.9%, when excluding sales from the Easter holiday which were included in the first quarter this year, but were in the second quarter of 1993. Comparable store sales for the quarter were up 2.1% if the Easter sales are included. This increase sustains a positive trend in comparable store sales that began in November of 1993.

   During the first three months of 1994, gross margins decreased to 24.2% of sales and other revenues in comparison to 24.8% for the comparable 1993 period. This decrease is a reflection of the increased competition throughout the Company's marketing territory. The Company continues to focus on maintaining a competitive pricing strategy in its marketing areas by passing operating efficiencies on to the customer in the form of lower prices.

   Selling, general and administrative expenses decreased to 19.7% of sales and other revenues in the first quarter of 1994 as compared to 20.4% in the first quarter of 1993. This continues a downward trend that began in 1992. Payroll and payroll related expenses, which exceeded 50% of total selling, general and administrative expenses in both periods presented, were primarily responsible for this decrease. This resulted from cost containment efforts as evidenced by specific programs that reduced salaries and wages and employer related insurance costs expressed as a percentage of sales and other revenues.

   Interest expense, net, decreased in the first quarter of 1994 to 0.9% of sales and other revenues from 1.0% in the first quarter of 1993. This decrease is a reflection of an increase in interest income coupled with a decrease in average debt levels. The increase in interest income is the result of a higher average level of invested funds in the first quarter of 1994 as compared to the first quarter of 1993. The decreased debt levels are the result of scheduled as well as early paydowns of the Company's debt instruments.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1994 RESULTS

   Net earnings of $11.1 million for the first quarter of 1994 represents a decrease of 6.8% from net earnings of $11.9 million for the first quarter of 1993. During the first quarter of 1993, the Company adopted, as required, SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 2). The cumulative effect of this adjustment, which increased earnings by $2.1 million or $.05 per share, was reflected in the 1993 first quarter results. Excluding the change in accounting, net earnings for the first quarter of 1994 increased 13.2% over 1993 first quarter results.

   Net earnings for the first quarter of 1994 were 2.1% of sales and other revenues versus 2.0% in 1993 before the impact of the accounting change. This improvement reflects the impact of reduced selling, general and administrative expenses and net interest expense expressed as a percentage of sales, offset by a reduction in gross margins.

CAPITAL RESOURCES AND LIQUIDITY

   The Company remained in a strong liquidity position at April 2, 1994. The current ratio (FIFO basis) on April 2, 1994 was 2.08 while working capital (FIFO basis) was $142.4 million, or 17.8% of total assets. On January 1, 1994, the current ratio (FIFO basis) was 1.98 while working capital (FIFO basis) was $133.6 million, or 16.8% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $14.9 million on April 2, 1994 and $14.8 million on January 1, 1994. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $50 million and available unused lines of short-term credit of $30 million on April 2, 1994. Cash and cash items increased $19.6 million to $97.1 million at April 2, 1994 from $77.5 million at January 1, 1994. This increase is primarily the result of an increase in cash provided by operating activities combined with a decrease in cash used in investing activities.

   Cash provided by operating activities was $32.5 million in the first quarter of 1994, an increase of $21.2 million over the $11.4 million provided in the first quarter of 1993. This increase is due primarily to decreases in inventories and increases in income taxes payable.

   Cash used in investing activities decreased $13.4 million during the first quarter of 1994 to $8.0 million from $21.4 million in the first quarter of 1993. This decrease is primarily the result of a decrease in short-term investments as the Company shifted funds to highly liquid investments that are classified as cash and cash items.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1994 RESULTS

   Cash used in investing activities was $8.0 million in the first quarter of 1994. Total capital expenditures totalled $15.5 million during the quarter and were composed of $12.4 million in acquisitions of property, plant and equipment and $3.1 million in a non-cash capital lease addition. In January 1994, the Company opened a new supermarket in Saratoga Springs, New York, with approximately 48,000 square feet of retail selling space. In February 1994, the Company opened a new supermarket in Rotterdam, New York, with approximately 47,000 square feet of retail selling space. During the next three quarters, the Company expects to open seven new supermarkets.
   In addition, the Company expects to close five outdated facilities.

   Cash used for financing activities was $5.0 million in the first quarter of 1994 as compared to $3.7 million in the first quarter of 1993. The Company continues to maintain a strong capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

   The Company is negotiating the purchase of certain supermarkets in an area outside of, and not contiguous to, the Company's present marketing territories of northern New England and upstate New York. However, the Company has not yet executed a purchase and sale agreement, and consummation of the transaction would in any event be subject to various contingencies. The potential acquisition would be financed by cash and cash items, short-term investments and existing lines of credit, with no adverse impact on the Company's ability to fund other planned capital expenditures. The acquired supermarkets would increase the Company's anticipated sales and other revenues by approximately 10%. The Company does not expect that the acquisition would have a material impact on fiscal 1994 earnings. In addition to this potential acquisition, the Company has been negotiating options to control other possible supermarket sites in the same general geographic region.

   Excluding this potential geographic expansion, the Company expects to spend in the range of $90 million in 1994 for capital expenditures. This program, which is subject to continuing change and review, is primarily made up of new supermarket construction and the expansion or relocation of currently existing supermarkets. Net square footage of retail selling space is expected to increase by approximately 10% by year-end 1994 as a result of this program. The 1994 capital program is expected to be financed by cash and cash items, short-term investments, internally generated funds, lines of credit and leases.
                                      PART II


Item 5:  Other Information

   A limited review was made of the results of the three-month period ended April 2, 1994, by Coopers & Lybrand. No adjustments were proposed by Coopers & Lybrand during the course of their review.

Item 6:  Exhibits and Reports on Form 8-K

   A letter from Coopers & Lybrand furnished pursuant to Regulation S-X is filed as Exhibit 15.

   A letter from Coopers & Lybrand furnished pursuant to Rule 436(c) under the Securities Act of 1933 is filed as Exhibit 23.

   There were no reports on Form 8-K filed during the first quarter.


                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANNAFORD BROS. CO.



Date May 17, 1994                            s/Norman E. Brackett
                                            Norman E. Brackett
                                            Senior Vice President
                                            (Chief Financial Officer)



Date May 17, 1994                            s/Charles H. Crockett
                                            Charles H. Crockett
                                            Assistant Secretary