Form 10-Q
period 1994-07-02
HANNAFORD BROTHERS CO
filed 1994-08-09
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   July 2, 1994

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

    As of July 27, 1994, there were 41,649,171 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.
                                     INDEX

                        PART I - FINANCIAL INFORMATION


                                                                  Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets, July 2, 1994 and
              January 1, 1994                                       3-4

         Consolidated Statements of Earnings, Three Months
              Ended July 2, 1994 and July 3, 1993                   5

         Consolidated Statements of Earnings, Six Months
              Ended July 2, 1994 and July 3, 1993                   6

         Consolidated Statements of Cash Flows, Six Months
              Ended July 2, 1994 and July 3, 1993                   7-8

         Notes and Schedules to Consolidated Financial
              Statements                                            9-12

Item 2.  Management's Discussion and Analysis of
              Second Quarter 1994 Results                          13-16


                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders         17

Item 5.  Other Information                                           18

Item 6.  Exhibits and Reports on Form 8-K                            18

Signatures                                                           19

         Exhibit 15 - Letter from Coopers & Lybrand
         regarding Quarterly Review                                  20

         Exhibit 23 - Letter from Coopers & Lybrand
         regarding Form S-8 Consent                                  21



                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                  (Dollars in thousands)
                                               (UNAUDITED)
                                                July 2,           January 1,
                                                  1994               1994

Current assets:
    Cash and cash items                         $110,714           $ 77,496
    Short-term investments                             4             19,855
    Accounts receivable, net                      15,944             15,765
    Inventories                                  119,415            129,934
    Prepaid expenses                               4,981              4,695
    Deferred income taxes                          7,350              7,920
         Total current assets                    258,408            255,665

Property, plant and equipment, net               444,120            437,606

Leased property under capital leases, net         53,529             50,070

Investment in financing leases                     1,771              1,787

Other assets:
    Notes receivable                                 500              2,395
    Deferred charges, net                         40,927             38,416
    Computer software costs, net                   8,454              8,790
    Miscellaneous assets                             697                626
         Total other assets                       50,578             50,227

                                                $808,406           $795,355



See accompanying notes to consolidated financial statements.



                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Dollars in thousands)
                                              (UNAUDITED)
                                                July 2,           January 1,
                                                  1994               1994

Current liabilities:
    Current maturities of long-term debt        $  6,467           $  7,180
    Obligations under capital leases               1,319              1,412
    Accounts payable                              74,903             79,679
    Accrued payroll                               17,047             17,323
    Other accrued expenses                        27,687             29,348
    Income taxes                                   3,781              1,893
         Total current liabilities               131,204            136,835

Deferred income tax liabilities                   22,765             23,753

Other liabilities                                 20,157             20,618

Long-term debt                                   149,901            156,716

Obligations under capital leases                  63,198             58,835

Redeemable preferred stock of a subsidiary,
    par value $100 per share                           -              1,883

Shareholders' equity

    Class A Serial Preferred stock, no par,
      authorized 2,000,000 shares                      -                  -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000,000 shares                     -                  -
    Common stock, par value $.75 per share:
      Authorized 110,000,000 shares;
      issued and outstanding 41,520,895
      shares at July 2, 1994, and
      41,210,774 shares at January 1, 1994        31,141             30,908
    Additional paid-in capital                   105,460             99,748
    Preferred stock purchase rights                  415                412
    Retained earnings                            284,165            265,647
         Total shareholders' equity              421,181            396,715

                                                $808,406           $795,355

See accompanying notes to consolidated financial statements.



                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                 July 2,           July 3,
                                                  1994              1993

Sales and other revenues                        $538,216           $517,974
Cost of sales                                    404,084            388,512

Gross margin                                     134,132            129,462
Selling, general and administrative expenses     103,089            100,520

Operating profit                                  31,043             28,942

Interest expense, net                              5,210              4,849

Earnings before income taxes                      25,833             24,093

Income taxes                                      10,424              9,607

    Net earnings                                $ 15,409           $ 14,486

Per share of common stock:

    Net earnings                                $    .37           $    .35

    Cash dividends                              $   .095           $   .085

Weighted average number of common shares
  outstanding (000's)                             41,463             41,044



See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                          (UNAUDITED)
                                                       SIX MONTHS ENDED
                                                 July 2,           July 3,
                                                  1994              1993

Sales and other revenues                       $1,057,294        $1,008,539
Cost of sales                                     797,417           757,543

Gross margin                                      259,877           250,996
Selling, general and administrative expenses      205,485           200,633

Operating profit                                   54,392            50,363

Interest expense, net                               9,945             9,833

Earnings before income taxes                       44,447            40,530

Income taxes                                       17,979            16,275

Earnings before cumulative effect of change
  in accounting principle                          26,468            24,255

Cumulative effect to January 3, 1993 of
  change in income tax accounting                       -             2,100

    Net earnings                               $   26,468        $   26,355

Per share of common stock:

    Earnings before cumulative effect of
      change in accounting principle           $      .64        $      .59

    Cumulative effect to January 3, 1993 of
      change in income tax accounting                   -               .05

    Net earnings                               $      .64        $      .64

    Cash dividends                             $      .19        $      .17

Weighted average number of common shares
  outstanding (000's)                              41,389            40,951


See accompanying notes to consolidated financial statements.



                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Dollars in thousands)
                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                      July 2,        July 3,
                                                        1994          1993

Cash flows from operating activities:
    Net income                                        $ 26,468       $ 26,355
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                    29,198         27,657
       Cumulative effect of accounting change               --         (2,100)
       Decrease in inventories                          10,519          5,280
       (Increase) Decrease in receivables
          and prepayments                                1,429         (4,352)
       Decrease in accounts payable
          and accrued expenses                          (7,174)        (2,210)
       Increase (Decrease) in income taxes payable       1,888         (4,170)
       Minority interest                                    --             --
       Decrease in deferred taxes                         (418)          (172)
       Other operating activities                       (1,719)        (1,115)
         Net cash provided by operating
           activities                                   60,191         45,173

Cash flows from investing activities:
        Acquisition of property, plant and
          equipment                                    (31,629)       (32,791)
        Sale of property, plant and
          equipment, net                                 1,431            759
        Increase in deferred charges                    (4,415)        (3,544)
        Increase in computer software costs             (1,252)        (1,832)
        (Increase) Decrease in short-term
          investments                                   19,851         (6,980)
          Net cash used in investing activities        (16,014)       (44,388)

Cash flows from financing activities:
        Principal payments under capital
          lease obligations                               (679)          (674)
        Issuance of common stock                         5,944          5,884
        Payments of long-term debt                      (8,278)        (5,056)
        Dividends paid                                  (7,946)        (7,094)
          Net cash used for financing activities       (10,959)        (6,940)

Net Increase (Decrease) in cash and cash items          33,218         (6,155)
Cash and cash items at beginning of period              77,496         94,789
Cash and cash items at end of period                  $110,714       $ 88,634

See accompanying notes to consolidated financial statements.



                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information


                                                       (Dollars in thousands)
                                                            (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                      July 2,        July 3,
Cash paid during the first half for:                    1994          1993

    Interest (net of amount capitalized,
      $1,013 in 1994 and $877 in 1993)                 $11,496        $11,640

    Income taxes                                       $16,509        $20,616



Supplemental disclosure of non-cash investing and financing activity

    Capital lease obligations of $5,383,000 were incurred during the six month period ended July 2, 1994.


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

   Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by preferred stock dividends of $27,000 for the three months ended July 2, 1994, $56,000 for the three months ended July 3, 1993, $74,000 for the six months ended July 2, 1994 and $125,000 for the six months ended July 3, 1993.

   It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

2. ACQUISITION OF WILSON'S SUPERMARKETS

   On July 26, 1994, the Company acquired Boney Wilson & Sons, Inc. (Wilson's) and the majority of assets owned by Wilson Brothers Partnership, a partnership which owned certain real estate, the majority of which was leased to Wilson's and used in the ordinary course of business. Wilson's operates 20 supermarkets in southeastern North Carolina and northeastern South Carolina. The purchase also included sites for five additional supermarkets, on three of which construction has already commenced, as well as several shopping centers.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   The acquisition will be accounted for as a purchase and accordingly, the assets acquired and liabilities assumed will be recorded at their estimated fair values on the date of acquisition. The total cost of the acquisition, including assumed liabilities and capital leases, is approximately $127 million, which exceeds the preliminary estimated fair value of the acquired net assets by approximately $68 million. The excess will be recorded as goodwill and amortized on the straight line method over 20 years. Included within the assets acquired was approximately $4 million of cash and $4.5 million of cash advances to certain wholesalers.

   Preliminary proforma unaudited results of operations of the Company, assuming the acquisition had occurred January 2, 1993, are as follows:

                                                       Unaudited
                                                    Six Months Ended
                                                 July 2           July 3
   (In thousands except per share data)           1994             1993


   Net sales                                   $1,151,376       $1,094,303
   Earnings before cumulative effect
     of change in accounting principle         $   27,304       $   24,655
   Net earnings                                $   27,304       $   26,755

   Per share of common stock:
     Earnings before cumulative effect
     of change in accounting principle         $      .66       $      .60
   Cumulative effect of change in
     accounting principle                      $       --       $      .05
   Net earnings                                $      .66       $      .65

   The foregoing proforma data are not necessarily indicative of what would have occurred had the acquisition been consummated at the beginning of each six month period, nor of future operations of the combined companies.

3. CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

   Effective January 3, 1993, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 109 - ACCOUNTING FOR INCOME TAXES (the Statement). The Statement requires a liability method be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

   As permitted by the Statement, the Company has elected not to restate the financial statements of any prior periods, the impact of which would not be material. The cumulative effect of this change for periods prior to January 3, 1993 is $2.1 million or $.05 per share and is shown separately in the Consolidated Statement of Earnings for the six months ended July 3, 1993.

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:


                                                       (in thousands)
                                            (Unaudited)
                                              July 2,             January 1,
                                               1994                  1994

    Land and improvements                      $ 55,787              $ 55,699
    Buildings                                   185,197               175,894
    Furniture, fixtures & equipment             269,949               252,474
    Leasehold interests & improvements          155,376               145,595
    Construction in progress                      6,546                16,789
                                                672,855               646,451
    Less accumulated depreciation and
      amortization                              228,735               208,845
                                               $444,120              $437,606

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. LEASED PROPERTY

   Leased property under capital leases consists of the following:

                                                       (in thousands)
                                            (Unaudited)
                                              July 2,             January 1,
                                               1994                  1994

    Real property                               $69,689               $65,151
    Less accumulated amortization                16,160                15,081
                                                $53,529               $50,070


6. LONG TERM DEBT

   During the first half of 1994, the Company extinguished certain debt, collateralized by real estate and equipment, held by insurance companies and by an Industrial Development Agency, totalling $3,742,000. These loans had terms ranging from 7 to 25 years and interest rates between 8.75% and 10.375%.

   In addition, during the first half of 1994 the Company reduced its unused, uncommitted short term lines of credit from $38 million with five banks to $28 million with four banks. Of this amount, approximately $8 million is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

7. REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

   On April 21, 1994, the Company redeemed 18,834 shares of a Series B Voting Preferred Stock of its subsidiary. The shares had a par value of $100 and were redeemed at $108 per share, or a total of $2,034,000.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1994 RESULTS

RESULTS OF OPERATIONS

   Sales and other revenues rose 4.8% for the first half of 1994, to $1,057.3 million, an increase of $48.8 million over the first half of 1993. Retail sales for supermarkets and drug stores increased $51.6 million or 5.4% to $1,015.0 million, reflecting an increase of $6.5 million or 0.7% in sales from supermarkets that were open in both periods presented ("comparable store sales") and additional sales of $45.1 million from the net impact of the remaining drug stores and new, expanded, and closed supermarkets. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $2.8 million.

   In the second quarter of 1994, sales and other revenues were $538.2 million, an increase of $20.2 million or 3.9% over those reported for the same period of 1993. Retail sales increased $21.7 million or 4.4% to $516.7 million. Comparable store sales decreased $2.5 million or 0.5% while the net impact of the remaining drug stores and new, expanded, and closed supermarkets resulted in additional sales of $24.2 million. Other sales and revenues decreased $1.5 million during the quarter.

   Second quarter comparable store sales increased 0.6% when adjusted for the timing of Easter holiday sales which were reported in the first quarter this year and the second quarter last year.

   Gross margins decreased in the first half of 1994 to 24.6% of sales and other revenues from 24.9% in the first half of 1993. For the second quarter of 1994, gross margins were 24.9% versus 25.0% for the second quarter of 1993. These decreases are a reflection of the competitive pressures throughout the Company's marketing territories. The Company continues to focus on maintaining a competitive pricing strategy in its marketing areas by passing operating efficiencies on to the customer in the form of lower prices.

   Selling, general and administrative expenses decreased to 19.4% of sales and other revenues in the first half of 1994 as compared to 19.9% in the first half of 1993. This continues a significant downward trend that began in 1992 when first half selling, general and administrative expenses were 20.3% of sales and other revenues. For the second quarter of 1994, selling, general and administrative expenses were 19.2% of sales and other revenues versus 19.4% for the second quarter of 1993. Payroll and payroll related expenses, which exceeded 50% of total selling, general and administrative expenses in all periods presented, decreased as a

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1994 RESULTS

   percentage of sales and other revenues when comparing the first half of 1994 with the first half of 1993 and when comparing the second quarter of 1994 with the second quarter of 1993. This resulted from continuing cost containment efforts as evidenced by specific programs that reduced salaries and wages and employer related insurance costs when expressed as a percentage of sales and other revenues.

   Net earnings increased 0.4% in the first half of 1994 to $26.5 million or 2.5% of sales and other revenues, an increase of $0.1 million from 1993 first half earnings of $26.4 million or 2.6% of sales and other revenues. During the first quarter of 1993, the Company adopted, as required, SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 3). The cumulative effect of this adjustment, which increased earnings by $2.1 million or $.05 per share, was reflected in the 1993 first half results. Excluding the change in accounting, net earnings for the first half of 1994 increased 9.1% over 1993 first half results. Second quarter 1994 net earnings were $15.4 million or 2.9% of sales and other revenues as compared to $14.5 million or 2.8% of sales and other revenues in the second quarter of 1993. These improvements reflect the impact of reduced selling, general and administrative expenses expressed as a percentage of sales, offset by a reduction in gross margins.

CAPITAL RESOURCES AND LIQUIDITY

   The Company continues to be in a strong liquidity position at July 2, 1994. The current ratio (FIFO basis) at July 2, 1994 was 2.08 while working capital (FIFO basis) was $142.3 million, or 17.3% of total assets. On January 1, 1994, the current ratio (FIFO basis) was 1.98 while working capital (FIFO basis) was $133.6 million, or 16.8% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $15.1 million on July 2, 1994 and $14.8 million at January 1, 1994. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $50 million and available unused lines of short-term credit of $20 million on July 2, 1994. Cash and cash items increased $33.2 million to $110.7 million at July 2, 1994 from $77.5 million at January 1, 1994. This increase is primarily the result of an increase in cash provided by operating activities combined with a decrease in cash used in investing activities.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1994 RESULTS

   Cash provided by operating activities was $60.2 million in the first half of 1994, an increase of $15.0 million over the $45.2 million provided in the first half of 1993. This increase is due primarily to decreases in inventories and notes receivable combined with an increase in income taxes payable. These increases in cash provided by operating activities were partially offset by a decrease in accounts payable.

   Cash used in investing activities decreased $28.4 million during the first half of 1994 to $16.0 million from $44.4 million in the first half of 1993. This decrease is primarily the result of a decrease in short-term investments as the Company shifted funds to highly liquid investments that are classified as cash and cash items to be used to finance the acquisition of Wilson's Supermarkets (Note 2).

   Cash used in investing activities was $16.0 million in the first half of 1994. Total capital expenditures totalled $37.0 million during the period and were composed of $31.6 million in acquisitions of property, plant and equipment and $5.4 million in non-cash capital lease additions.In January 1994, the Company opened a new supermarket in Saratoga Springs, New York, with approximately 48,000 square feet of retail selling space. In February 1994, the Company opened a new supermarket in Rotterdam, New York, with approximately 47,000 square feet of retail selling space. In May 1994, the Company opened a new supermarket in Bennington, Vermont, with approximately 38,000 square feet of retail selling space. In June 1994, the Company opened two new supermarkets, one in Kingston, New York, with approximately 47,000 square feet of retail selling space and one in Oxford, Maine, with approximately 38,000 square feet of retail selling space, which replaced two smaller outdated facilities in the same marketing area. In addition, during June 1993, the Company held a grand reopening for an expanded supermarket in Rumford, Maine. During the next six months, the Company expects to open four new supermarkets.

   Excluding the acquisition of Wilson's Supermarkets (Note 2) and expansion plans in the southeastern United States, the Company expects to spend in the range of $70 million in 1994 for capital expenditures. This program, which is subject to continuing change and review, is primarily comprised of new supermarket construction and the expansion or relocation of currently existing supermarkets. Net square footage of retail selling space is expected to increase by approximately 10% by year-end 1994 as a result of this program. The 1994 capital program is expected to be financed by cash and cash items, internally generated funds, lines of credit and leases.




              HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1994 RESULTS

   Cash used for financing activities was $11.0 million in the first half of 1994 as compared to $6.9 million in the first half of 1993. The Company continues to maintain a strong capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

ACQUISITION OF WILSON'S SUPERMARKETS

   On July 26, 1994, the Company finalized the purchase of Wilson's Supermarkets, a privately held company based in Wilmington, North Carolina, for approximately $127 million (Note 2). The acquisition, which was financed by cash and cash items, the Company's common stock and a promissory note, will have no adverse impact on the Company's ability to fund its other planned capital expenditures. The acquired supermarkets will increase the Company's annual sales and other revenues by approximately 10%. In addition to this acquisition, the Company is negotiating options to control other supermarket sites in the same general geographic region.

                          PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders was held on May 19, 1994.

    (b) Proxies for the meeting were solicited under Regulation 14 of the Securities Exchange Act of 1934 (as amended).

    (c) The following issues were voted upon by shareholders. All issues were approved as indicated below:

1.  TO ELECT FOUR CLASS I DIRECTORS

                                     WITHHOLD
                                    AUTHORITY                  BROKER
                          FOR          FOR         TOTAL     NON-VOTES

Bruce G. Allbright    36,382,293       94,697    36,476,990         0

William A. Andres     36,390,839       86,151    36,476,990         0

James W. Gogan        36,405,909       71,081    36,476,990         0

Claudine B. Malone    36,390,465       86,525    36,476,990         0


2.  TO ELECT ONE CLASS II DIRECTOR
                                      WITHHOLD
                                     AUTHORITY                BROKER
                          FOR           FOR       TOTAL      NON-VOTES

Robert L. Strickland   36,383,936      93,054   36,476,990          0


3.  TO RATIFY THE APPOINTMENT OF INDEPENDENT AUDITORS

                                                              BROKER
                         FOR         AGAINST      ABSTAIN    NON-VOTES

    TOTAL             36,371,626      34,878       70,486        0

(d) Not applicable

Item 5:  Other Information

    A limited review was made of the results of the three-month and six-month periods ended July 2, 1994, by Coopers & Lybrand.

Item 6:  Exhibits and Reports on Form 8-K

    (a) A letter from Coopers & Lybrand furnished pursuant to Regulation S-X is filed as Exhibit 15.

         A letter from Coopers & Lybrand regarding incorporation by reference to certain Forms S-8 of the Registrant is filed as Exhibit 23.

    (b) There were no reports on Form 8-K filed during the quarter ended July 2, 1994.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HANNAFORD BROS. CO.



Date August 8, 1994                         s/Norman E. Brackett
                                           Norman E. Brackett
                                           Senior Vice President
                                           (Chief Financial Officer)


Date August 8, 1994                         s/Charles H. Crockett
                                           Charles H. Crockett
                                           Assistant Secretary