Form 10-Q
period 1994-10-01
HANNAFORD BROTHERS CO
filed 1994-11-08
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   October 1, 1994

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

    As of October 26, 1994, there were 41,729,599 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.


                                     INDEX

                                    PART I

                             FINANCIAL INFORMATION


                                                                  Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets, October 1, 1994 and
              January 1, 1994                                       3-4

         Consolidated Statements of Earnings, Three Months
              Ended October 1, 1994 and October 2, 1993              5

         Consolidated Statements of Earnings, Nine Months
              Ended October 1, 1994 and October 2, 1993              6

         Consolidated Statements of Cash Flows
              Nine Months Ended October 1, 1994
              and October 2, 1993                                   7-8

         Notes and Schedules to Consolidated Financial
              Statements                                            9-12

Item 2.  Management's Discussion and Analysis of
              Third Quarter 1994 Results                           13-16


                          PART II - OTHER INFORMATION

Item 5.  Other Information                                          17

Item 6.  Exhibits and Reports on Form 8K                            17

Signatures                                                          17

         Exhibit 15 - Letter from Coopers & Lybrand
         regarding Quarterly Review                                 18

         Exhibit 23 - Letter from Coopers & Lybrand
         regarding Form S-8 Consent                                 19
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                                  (Dollars in thousands)
                                               (UNAUDITED)
                                               October 1,        January 1,
                                                  1994              1994

Current assets:
    Cash and cash items                          $ 18,666          $ 77,496
    Short-term investments                             --            19,855
    Accounts receivable, net                       21,883            15,765
    Inventories                                   133,307           129,934
    Prepaid expenses                                4,811             4,695
    Deferred income taxes                           7,350             7,920
         Total current assets                     186,017           255,665

Property, plant and equipment, net                493,793           437,606

Leased property under capital leases, net          52,649            50,070

Investment in financing leases                      1,762             1,787

Other assets:
    Notes receivable                                  457             2,395
    Deferred charges, net                         103,901            38,416
    Computer software costs, net                    8,236             8,790
    Miscellaneous assets                              578               626
         Total other assets                       113,172            50,227

                                                 $847,393          $795,355



See accompanying notes to consolidated financial statements.
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Dollars in thousands)
                                              (UNAUDITED)
                                               October 1,         January 1,
                                                  1994               1994

Current liabilities:
    Current maturities of long-term debt         $  7,634          $  7,180
    Obligations under capital leases                1,293             1,412
    Accounts payable                               86,462            79,679
    Accrued payroll                                18,350            17,323
    Other accrued expenses                         27,429            29,348
    Income taxes                                    3,509             1,893
         Total current liabilities                144,677           136,835

Deferred income tax liabilities                    22,896            23,753

Other liabilities                                  20,759            20,618

Long-term debt                                    155,763           156,716

Obligations under capital leases                   62,887            58,835

Redeemable preferred stock of a subsidiary,
    par value $100 per share                            -             1,883

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000,000 shares                       -                 -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000,000 shares                      -                 -
    Common stock, par value $.75 per share:
      Authorized 110,000,000 shares;
      issued and outstanding 41,712,105
      shares at October 1, 1994, and
      41,210,774 shares at January 1, 1994         31,284            30,908
    Additional paid-in capital                    109,407            99,748
    Preferred stock purchase rights                   417               412
    Retained earnings                             299,303           265,647
         Total shareholders' equity               440,411           396,715
                                                 $847,393          $795,355

See accompanying notes to consolidated financial statements.
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                          (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                October 1,       October 2,
                                                   1994             1993

Sales and other revenues                         $622,554          $530,064
Cost of sales                                     470,942           396,939

Gross margin                                      151,612           133,125
Selling, general and administrative expenses      114,326           100,831

Operating profit                                   37,286            32,294

Interest expense, net                               5,392             4,841

Earnings before income taxes                       31,894            27,453

Income taxes                                       12,792            11,453

    Net earnings                                 $ 19,102          $ 16,000

Per share of common stock:

    Net earnings                                 $    .46          $    .39

    Cash dividends                               $   .095          $   .085

Weighted average number of common shares
  outstanding (000's)                              41,655            41,121



See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                          (UNAUDITED)
                                                       NINE MONTHS ENDED
                                                October 1,       October 2,
                                                   1994             1993

Sales and other revenues                        $1,679,848       $1,538,603
Cost of sales                                    1,268,359        1,154,482

Gross margin                                       411,489          384,121
Selling, general and administrative expenses       319,811          301,464

Operating profit                                    91,678           82,657

Interest expense, net                               15,337           14,674

Earnings before income taxes                        76,341           67,983

Income taxes                                        30,771           27,728

Earnings before cumulative effect of change
  in accounting principle                           45,570           40,255

Cumulative effect to January 3, 1993 of
  change in income tax accounting                        -            2,100

    Net earnings                                $   45,570       $   42,355

Per share of common stock:

    Earnings before cumulative effect of
      change in accounting principle            $     1.10       $      .98

    Cumulative effect to January 3, 1993 of
      change in income tax accounting                    -              .05

    Net earnings                                $     1.10       $     1.03

    Cash dividends                              $     .285       $     .255

Weighted average number of common shares
  outstanding (000's)                               41,478           41,008

See accompanying notes to consolidated financial statements.
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Dollars in thousands)
                                                            (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                   October 1,    October 2,
                                                      1994          1993

Cash flows from operating activities:
    Net income                                     $ 45,570       $ 42,355
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                45,894         41,926
        Cumulative effect of accounting change            -         (2,100)
        Decrease in inventories                       5,488          2,726
        (Increase) decrease in receivables and
          prepayments                                   293         (3,600)
        Increase (decrease) in accounts payable
          and accrued expenses                          230        (12,833)
        Increase (decrease) in income taxes payable   1,616         (2,404)
        Decrease in deferred taxes                     (287)        (1,144)
        Other operating activities                   (2,208)        (1,493)
          Net cash provided by operating
            activities                               96,596         63,433

Cash flows from investing activities:
        Acquisition of Wilson's Supermarkets,
          net of cash acquired                     (110,007)             -
        Acquisition of property, plant and
          equipment                                 (53,672)       (44,828)
        Sale of property, plant and
          equipment, net                              2,351          1,223
        Increase in deferred charges                 (1,800)        (3,492)
        Increase in computer software costs          (1,825)        (2,601)
        (Increase) decrease in short-term
          investments                                19,855        (25,008)
          Net cash used in investing activities    (145,098)       (74,706)

Cash flows from financing activities:
        Principal payments under capital
          lease obligations                            (705)        (1,017)
        Proceeds from issuance of long-term debt      3,800              -
        Issuance of common stock                      8,035          7,266
        Payments of long-term debt                   (9,549)        (8,277)
        Dividends paid                              (11,909)       (10,638)
          Net cash used for financing activities    (10,328)       (12,666)

Net decrease in cash and cash items                 (58,830)       (23,939)
Cash and cash items at beginning of period           77,496         94,789
Cash and cash items at end of period               $ 18,666       $ 70,850

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information

    On July 26, 1994, the Company purchased the capital stock of Boney Wilson & Sons, Inc.,and the majority of the assets owned by Wilson Brothers Partnership for approximately $120,454,000. In conjunction with the acquisition, liabilities were assumed and common stock and a promissory note were issued as follows:

                                              (in thousands)
        Total cost of acquisition                $126,256
        Less:  Liabilities assumed                  5,802
               Issuance of common stock             2,000
               Promissory note                      4,500
               Cash acquired                        3,947
        Cash paid for acquisition                $110,007


                                                        (in thousands)
                                                          (UNAUDITED)
                                                       NINE MONTHS ENDED
                                                   October 1,    October 2,
Cash paid during the first three quarters for:        1994          1993

    Interest (net of amount capitalized,
      $1,307 in 1994 and $1,137 in 1993)            $16,294        $16,323

    Income taxes                                    $29,442        $31,277



Supplemental disclosure of non-cash investing and financing activity.

    Capital lease obligations of $5,383,000 and $3,155,000 were incurred during the nine month period ended October 1, 1994 and October 2, 1993 respectively, when the Company entered into leases for certain improved real estate.


Disclosure of accounting policy

    For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less at time of purchase to be cash items.

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

   Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by preferred stock dividends of $47,000 for the three months ended October 2, 1993, $74,000 for the nine months ended October 1, 1994 and $172,000 for the nine months ended October 2, 1993.
   All of the remaining outstanding shares of preferred stock were redeemed in the second quarter of 1994 (Note 7) so there were no preferred dividends paid in the third quarter of 1994.

   It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

2. ACQUISITION OF WILSON'S SUPERMARKETS

   On July 26, 1994, the Company acquired Boney Wilson & Sons, Inc. (Wilson's) and the majority of assets owned by Wilson Brothers Partnership, a partnership which owned certain real estate, the majority of which was leased to Wilson's and used in the ordinary course of business. Wilson's operates 20 supermarkets in southeastern North Carolina and northeastern South Carolina. The purchase also included sites for five additional supermarkets, one of which was opened on September 21, 1994, and two of which are under construction.

   The acquisition has been accounted for as a purchase, and accordingly the assets acquired and liabilities assumed have been recorded at their estimated fair values on the date of acquisition. The results of
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   operations of Wilson's are included in the Consolidated Statements of Earnings from June 19, 1994, the effective date of ownership. The total cost of the acquisition, including assumed liabilities, is approximately $126.3 million, which exceeds the fair value of the acquired net assets by approximately $67.8 million. The excess will be recorded as goodwill and amortized utilizing the straight line method over 20 years. Included within the assets acquired was approximately $3.9 million of cash and $4.5 million of cash advances to certain wholesalers.

   Proforma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1994, and January 2, 1993, are as follows:

                                                        Unaudited
                                                    Nine Months Ended
                                                October 1        October 2
   (In thousands except per share data)           1994             1993


   Net sales                                    $1,773,930      $1,678,133
   Earnings before cumulative effect
     of change in accounting principle          $   46,406      $   41,870
   Net earnings                                 $   46,406      $   43,970

   Per share of common stock:
     Earnings before cumulative effect
     of change in accounting principle          $     1.12      $     1.01
   Cumulative effect of change in
     accounting principle                       $       --      $      .05
   Net earnings                                 $     1.12      $     1.06

   The foregoing proforma data is not necessarily indicative of what would have occurred had the acquisition been consummated at the beginning of each nine month period, nor of future operations of the combined companies.

3. CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

   Effective January 3, 1993, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 109 - ACCOUNTING FOR INCOME TAXES (the Statement). The Statement requires a liability method to be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the Statement, income

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

   As permitted by the Statement, the Company has elected not to restate the financial statements of any prior periods, the impact of which would not be material. The cumulative effect of this change for periods prior to January 3, 1993 is $2.1 million or $.05 per share and is shown separately in the Consolidated Statement of Earnings for the nine months ended October 2, 1993.

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:


                                                       (in thousands)
                                            (Unaudited)
                                             October 1,          January 1,
                                               1994                 1994

   Land and improvements                       $ 73,096             $ 55,699
   Buildings                                    198,377              175,894
   Furniture, fixtures & equipment              284,157              252,474
   Leasehold interests & improvements           164,782              145,595
   Construction in progress                      13,482               16,789
                                                733,894              646,451
   Less accumulated depreciation and
      amortization                              240,101              208,845
                                               $493,793             $437,606

5. LEASED PROPERTY

   Leased property under capital leases consists of the following:

                                                       (in thousands)
                                            (Unaudited)
                                             October 1,           January 1,
                                               1994                  1994

   Real property                                $69,689              $65,151
   Less accumulated amortization                 17,040               15,081
                                                $52,649              $50,070

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. LONG-TERM DEBT

   During the first three quarters of 1994, the Company extinguished certain debt, collateralized by real estate and equipment, held by insurance companies and by an Industrial Development Agency, totalling $3,742,000. These loans had terms ranging from 7 to 25 years and interest rates between 8.75% and 10.375%. In October 1994, the Company extinguished certain debt, secured by real estate and held by a group of insurance companies, totalling $13,175,000. This loan had a term of 20 years and an interest rate of 13.7%.

   On July 26, 1994, the Company signed a promissory note for $4,500,000 as part of its purchase of Wilson's Supermarkets. The note carries an interest rate of 6% and a term of 5 years.

   During the first three quarters of 1994 the Company reduced its unused, uncommitted short term lines of credit from $38 million with five banks to $28 million with four banks. Of this amount, approximately $8 million is reserved to support outstanding letters of credit which guarantee payment of certain insurance claims and premiums. On October 1, 1994 the Company had outstanding $3,800,000 on its revolving lines of credit.

7. REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

   On April 21, 1994, the Company redeemed 18,834 shares of a Series B Voting Preferred Stock of its subsidiary. The shares had a par value of $100 and were redeemed at $108 per share, or a total of $2,034,000.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1994 RESULTS

RESULTS OF OPERATIONS

  Sales and other revenues rose 9.2% for the first three quarters of 1994, to $1,679.8 million, an increase of $141.2 million over the first three quarters of 1993. Retail sales increased $144.9 million or 11.3% to $1,614.6 million, reflecting an increase of $16.1 million or 1.2% in sales from supermarkets that were open in both periods presented ("comparable store sales") and additional sales of $128.8 million from the net impact of new, expanded and closed stores as well as the acquisition of Wilson's Supermarkets in July, 1994. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $3.7 million.

  In the third quarter of 1994, sales and other revenues were $622.6 million, an increase of $92.5 million or 17.4% over those reported for the same period in 1993. Retail sales increased $93.3 million or 18.4% to $599.5 million. Comparable store sales increased $8.6 million or 1.8%, while the net impact of new, expanded and closed stores as well as the acquisition of Wilson's Supermarkets, resulted in additional sales of $84.7 million.
  Other sales and revenues decreased $0.8 million during the quarter.

  Excluding the sales and other revenues from Wilson's Supermarkets, the Company's sales and other revenues were up 5.7% for the third quarter and 5.1% for the nine months.

  Gross margins decreased in the first nine months of 1994 to 24.5% of sales and other revenues from 25.0% in the first nine months of 1993. For the third quarter of 1994, gross margins were 24.4% versus 25.1% for the third quarter of 1993. This decrease in margins continues a trend that began in the second half of 1993. These decreases reflect the ongoing competitive pressures throughout the Company's marketing territories. The Company continues to focus on maintaining a competitive pricing strategy in its marketing areas by passing operating efficiencies on to its customers in the form of lower prices. The third quarter decrease also reflects lower gross margins earned by Wilson's Supermarkets.

  Selling, general and administrative expenses decreased to 19.0% of sales and other revenues in the first nine months of 1994 as compared to 19.6% in the comparable period of 1993. This continues a significant downward trend that began in 1992 when first nine months' selling, general and
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1994 RESULTS

  administrative expenses were 20.0% of sales and other revenues. For the third quarter of 1994, selling, general and administrative expenses were 18.4% of sales and other revenues versus 19.0% for the third quarter of 1993. Payroll and payroll related expenses, which exceeded 50% of total selling, general, and administrative expenses in all periods presented, decreased as a percentage of sales and other revenues when comparing the first nine months of 1994 with the first nine months of 1993 and when comparing the third quarter of 1994 with the third quarter of 1993. This resulted from continuing cost containment efforts relating to salaries and wages and employer-related insurance costs. The third quarter reduction of selling, general and administrative expenses expressed as a percentage of sales was also favorably impacted by the operations of Wilson's Supermarkets.

  The combined federal and state income tax rate was 40.3% for the first nine months of 1994, compared to 40.8% for the first nine months of 1993. The higher effective rate in 1993 is due primarily to a temporary reduction in 1993 of certain state income tax credits. The effective income tax rate was 40.1% in the third quarter of 1994 versus 41.7% in the third quarter of 1993. The higher effective rate in the third quarter of 1993 was due to a retroactive increase in the federal corporate income tax rate coupled with the temporary reduction of certain state income tax credits.

  Net earnings increased 7.6% in the first nine months of 1994 to $45.6 million or 2.7% of sales and other revenues, an increase of $3.2 million from 1993 first nine months earnings of $42.4 million or 2.7% of sales and other revenues. During the first quarter of 1993, the Company adopted, as required, SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 3). The cumulative effect of this adjustment, which increased net earnings by $2.1 million or $.05 per share, was reflected in the 1993 first nine months results. Excluding the change in accounting, net earnings for the first nine months of 1994 increased 13.2% over 1993 first nine month results. Third quarter 1994 net earnings were $19.1 million or 3.1% of sales and other revenues as compared to $16.0 million or 3.0% of sales and other revenues in the third quarter of 1993. These improvements reflect the impact of reduced selling, general and administrative expenses expressed as a percentage of sales, offset by a reduction in gross margins.

CAPITAL RESOURCES AND LIQUIDITY

  The current ratio (FIFO basis) at October 1, 1994, was 1.39 while working capital (FIFO basis) at October 1, 1994 was $56.7 million, or 6.6% of total assets. On January 1, 1994, the current ratio (FIFO basis) was 1.98 while working capital (FIFO basis) was $133.6 million, or 16.8% of total assets.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1994 RESULTS

  These decreases in current ratio and working capital are the result of the Company's acquisition of Wilson's Supermarkets (Note 2). The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $15.4 million on October 1, 1994 and $14.8 million at January 1, 1994. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $46 million and available lines of short-term credit of $20 million on October 1, 1994. Cash and cash items decreased $58.8 million to $18.7 million at October 1, 1994 from $77.5 million at January 1, 1994. This decrease is primarily the result of the Company's acquisition of Wilson's Supermarkets. The cash used for this acquisition was partially provided by cash from operating activities in the first three quarters of 1994.

  Cash provided by operating activities was $96.6 million in the first nine months of 1994, an increase of $33.2 million over the $63.4 million provided in the first nine months of 1993. This increase is due primarily to decreases in inventories and receivables coupled with an increase in accounts payable. In addition, depreciation and amortization increased $4.0 million in the first nine months of 1994 over the first nine months of 1993.

  Cash used in investing activities increased $70.4 million during the first nine months of 1994 to $145.1 million from $74.7 million in the first nine months of 1993. This increase is primarily the result of acquiring Wilson's Supermarkets. The acquisition, net of the shift in short-term investments used to finance it, accounted for $65.1 million of the increase. Capital expenditures totalled $100.1 million during the period and were composed of $53.7 million in additions of property, plant and equipment, $41.0 million of property, plant and equipment in the acquisition of Wilson's Supermarkets and $5.4 in non-cash capital lease additions. In January 1994, the Company opened a new supermarket in Saratoga Springs, New York, with approximately 48,000 square feet of retail selling space. In February 1994, the Company opened a new supermarket in Rotterdam, New York, with approximately 47,000 square feet of retail selling space. In May 1994, the Company opened a new supermarket in Bennington, Vermont, with approximately 38,000 square feet of retail selling space. In June 1994, the Company opened two new supermarkets, one in Kingston, New York, with approximately 47,000 square feet of retail selling space and one in Oxford, Maine, with approximately 38,000 square feet of retail selling space, which replaced two smaller outdated facilities in the same marketing area. In addition, during June 1994, the Company held a grand reopening for an expanded supermarket in
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1994 RESULTS

  Rumford, Maine. In September 1994, the Company opened a new supermarket in Fayetteville, North Carolina, with approximately 29,000 square feet of retail selling space. The construction of this store was significantly completed by Wilson's Supermarkets prior to the Company's acquisition. During the next three months, the Company expects to open four new supermarkets.

  Including the acquisition of Wilson's Supermarkets (Note 2) and expansion plans in the southeastern United States, the Company expects to spend in the range of $120 million in 1994 for capital expenditures. This program, which is subject to continuing change and review, is primarily composed of new supermarket construction and the expansion or relocation of currently existing supermarkets. Including the stores acquired in the Wilson's acquisition, net square footage of retail selling space is expected to increase by approximately 28% by year-end 1994. The 1994 capital program is expected to be financed by cash and cash items, internally generated funds, lines of credit and leases.

  The acquisition of Wilson's Supermarkets (Note 2) was financed by cash and cash items, the Company's common stock and a promissory note. This acquisition will have no adverse impact on the Company's ability to fund its other planned capital expenditures. In addition to this acquisition, the Company is negotiating options and acquiring land to control other supermarket sites in North Carolina and southern Virginia.

  Cash used for financing activities was $10.3 million in the first nine months of 1994 as compared to $12.7 million in the first nine months of 1993. The Company continues to maintain a solid capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

                                    PART II


Item 5:  Other Information

    A limited review was made of the results of the three-month and nine-month periods ended October 1, 1994, by Coopers & Lybrand.

Item 6:  Exhibits and Reports on Form 8-K

    (a) A letter from Coopers & Lybrand furnished pursuant to Regulation S-X is filed as Exhibit 15.

    (b) A letter from Coopers & Lybrand furnished pursuant to Rule 436(c) under the Securities Act of 1933 is filed as Exhibit 23.

    (c) On August 5, 1994, a Form 8-K was filed reporting under Item 2, the acquisition of Wilson's Supermarkets, a chain of 20 stores headquartered in Wilmington, NC. Also included in this filing under Item 7 were the financial statements for the acquired business for its year ended December 31, 1993.

         On September 30, 1994, an amendment to the above mentioned Form 8-K was filed including under Item 7 the financial statements of Wilson's Supermarkets through June 18, 1994, the effective date of the acquisition, and the required financial information.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HANNAFORD BROS. CO.



Date November  8, 1994                            s/Norman E. Brackett
                                                 Norman E. Brackett
                                                 Senior Vice President
                                                 (Chief Financial Officer)



Date November  8, 1994                            s/Charles H. Crockett
                                                 Charles H. Crockett
                                                 Assistant Secretary