Form 10-K
period 1994-12-31
HANNAFORD BROTHERS CO
filed 1995-03-16
CIK 45379

FORM 10-K

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended December 31, 1994

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [X]. No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  The aggregate market value of the Common Stock, $.75 par value, held by non-affiliates as of March 3, 1995, was $761,856,581. This calculation assumes that all shares of Common Stock beneficially held by directors and executive officers of the Registrant are owned by "affiliates".

  As of March 3, 1995, there were 41,939,013 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                          DOCUMENTS INCORPORATED BY REFERENCE
  PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 24, 1995.

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

Consolidated sales and other revenues for 1994, including sales of $117.7 million from Wilson's Supermarkets acquired during that year (see below), were $2,292 million, an increase of 11.5% over last year's sales and other revenues of $2,055 million. Excluding the sales from Wilson's, the Registrant's sales and other revenues were up 5.8% for the fiscal year. Comparable same store sales were up 1.6% for fiscal year 1994 compared to 1993 when same store sales were down 2.0%.

In July 1994, the Registrant acquired Wilson's Supermarkets based in Wilmington, North Carolina. The purchase included 20 food stores in North and South Carolina, five additional store sites and several shopping center properties. The purchase price, including assumed liabilities, was approximately $126.7 million. In addition to the acquisition, the Registrant has purchased or leased a number of other new store sites in the region. Together they represent a strategic approach to the Registrant's geographic diversification in the Southeast.

The Registrant ships food and food-related products from its distribution centers to an additional 18 independent wholesale customers. Sales to these wholesale accounts amounted to 2.3% of total sales in 1994. Other revenues from such activities as trucking, real estate and retail services amounted to about 1.5% of total sales.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant, through its operations and those of its subsidiaries, is principally involved in the retail food business. The Registrant considers its business a single segment under the applicable reporting rules. See Item 8, Financial Statements and Supplementary Data.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant is a multi-regional food retailer, with 118 supermarkets located throughout Maine and New Hampshire, and in parts of New York, Massachusetts, Vermont, North Carolina and South Carolina. Its stores are operated primarily under the names Shop 'n Save, Sun Foods and Wilson's. The Registrant's goal is to offer consumers very competitive prices with comprehensive product variety and outstanding freshness and quality in perishables from modern and convenient facilities. The Registrant no longer operates stand-alone drug stores, but operates 57 pharmacies within the Registrant's supermarkets and combination stores.

The Registrant believes that one of the most important factors in the success of a store, in addition to location, is format. The Registrant views effective store formats as creating opportunities to enter new markets, expand its share of markets where it already operates, and strengthen its overall position.

Of the Registrant's 97 supermarkets in the northeastern region of the United States, more than 75% are either new or have been expanded or relocated in the past 10 years. During this period, a number of smaller outdated facilities have been closed or sold. Since 1983, the Registrant has opened or acquired 62 combination stores with selling areas ranging from 22,300 to 61,700 square feet. These stores offer under one roof the traditional all-department supermarket, together with a bakery, video rental center and other services, as well as expanded lines of general merchandise. The new stores opened by the Registrant since 1983 also include four super warehouse stores with selling areas of 36,000 to 46,600 square feet.

The Registrant operates 21 conventional supermarkets in North Carolina and South Carolina. Twenty of these stores were acquired by the Registrant in July 1994 and one new store has been opened since the acquisition. These stores range in size from 16,300 to 28,800 square feet of selling area. In 1995, the Registrant expects to open several new stores in North Carolina and Virginia and will introduce its newest store format to the region.

The following tables set forth certain statistical information regarding the Registrant's operations at the dates indicated:

                                              FISCAL YEAR
NUMBER OF STORES        1990         1991         1992       1993        1994

Supermarkets

      Beginning          76           89           88         93          93
      Opened              4            3            7          4          10
      Closed             (2)          (2)          (2)        (4)         (5)
      Sold                0           (2)           0          0           0
      Acquired           11            0            0          0          20
      Ending             89           88           93         93         118

Drug Stores

      Beginning          41           41           42          6           3
      Opened              0            1            1          0           0
      Closed             (3)          (1)          (3)        (2)         (3)
      Sold                0            0          (34)        (1)          0
      Acquired            3            1            0          0           0
      Ending             41           42            6          3           0

                                           FISCAL YEAR-END
AVERAGE SQUARE FEET     1990         1991         1992       1993        1994
  OF SELLING AREA
  PER STORE

Supermarkets           25,100       26,700       28,200     29,800     30,100
Drug Stores             5,700        6,000        4,900      5,000          0

TOTAL SQUARE FEET OF
  SELLING AREA

Supermarkets        2,238,000    2,347,000    2,619,000  2,771,000  3,547,000
Drug Stores           232,000      252,000       29,000     15,000          0

As illustrated by the foregoing tables, the Registrant has continued to expand its food store operations.

During 1994, net selling square footage increased 28%. In addition to the acquisition of twenty Wilson's supermarkets, the Registrant opened seven new food stores with selling areas ranging from 28,800 square feet to 47,500 square feet. In addition, three existing stores were relocated to larger, new facilities.

During 1995, the Registrant intends to open eleven new food stores, four of which will be located in the traditional northeastern market area and seven in the southeast. All of the seven new stores in the southeast will be located in new market areas of North Carolina and Virginia not currently served by the acquired Wilson's stores. The new stores will range from 29,000 square feet to 42,800 square feet of selling area. The Registrant will also relocate four of its existing stores in the northeast to new facilities. It is expected that net retail selling area will increase approximately 12% in 1995. It is also expected that most of the new stores anticipated for 1995 will open in the fourth quarter.

As part of its ongoing expansion program, the Registrant will also consider the acquisition of one or more additional supermarkets, if attractive opportunities become available.

Innovation in operating systems is an important component of the Registrant's strategy, and the Registrant is committed to investing in new technology and the development of new systems. The Registrant seeks to be an industry leader in the application of new technology and systems in its retail, distribution and administrative functions.

The Registrant owns and operates a distribution facility in South Portland, Maine. This facility warehouses grocery, fresh fruits and vegetables, frozen foods, meat, and dairy products in approximately 521,000 square feet of floor area, and has dock facilities for 89 highway trailers. The distribution center has a dedicated on-line computerized warehouse management system, which efficiently controls the movement of product through the facility and schedules labor for greater efficiency and productivity. Productivity in the distribution facility also has been enhanced through the use of incentive payment programs.

The Registrant also owns a distribution center and office facility in Schodack, New York, which services certain store locations in New York, Vermont, New Hampshire and Massachusetts. This facility warehouses grocery, fresh fruit and vegetables, meat, dairy and frozen food products in approximately 489,000 square feet of floor area and has dock facilities for

129 highway trailers. Although approvals have been received to expand this facility to approximately 1,200,000 square feet, the Registrant has no current plans to do so. This distribution center operates under a team management system which the Registrant calls Socio-Technical Systems. The Registrant believes this operation to be one of the first successful non-manufacturing uses of this type of team management concept in the country.

The Registrant also owns a 200,000 square foot distribution facility in Winthrop, Maine. This facility distributes health and beauty care products, specialty foods, pharmaceuticals and some general merchandise to all of the Registrant's retail outlets. This facility has converted from a conventional management system to a team-based one similar to that used in the Schodack, New York, distribution center.

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

The Registrant sells private brand products under the names "Shop 'n Save," "Bonnie Maid" and "Green Meadow." During 1995, the Registrant intends to introduce a new private brand, under the name "Hannaford", for use throughout its marketing territory.

Seasonal business affects the Registrant's operations in that sales are generally greater in the second half of the year than in the first. (See Note 11 of Notes to Consolidated Financial Statements.)

Inventory levels are maintained at distribution centers and all retail locations in amounts adequate to minimize "out of stock" conditions.

Backlog is not material to the Registrant's business.

No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

At the retail level, the Registrant's supermarkets are in direct competition with regional, national and local food and drug chains, some of which have greater resources than the Registrant, as well as with other independent operators. In addition, certain of the independent stores served by the Registrant as wholesale customers are located in the same trade areas as the Registrant's own stores and therefore compete with them.

In its wholesale operations, the Registrant directly competes with numerous other regional wholesalers, some of which supply franchised retail outlets. The loss of any one or a few of the wholesale customers would not have a materially adverse effect on the Registrant. Wholesale sales are not material.

No material expenditures were made during fiscal 1992, 1993 or 1994 on research activities relating to new or improved products, services or techniques.

The Registrant does not foresee that material capital outlays will be needed nor that material increases in operating expenses will be incurred for the purpose of compliance with any statutory requirement respecting environmental quality.

As of December 31, 1994, the Registrant had approximately 6,500 full-time and 10,000 part-time employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Neither the Registrant nor any of its subsidiaries engages in any operations in foreign countries, nor is a material portion of sales and revenues derived from retail customers in foreign countries.

ITEM 2.  PROPERTIES

The Registrant owns the locations of 49 of its 118 food stores and leases the remaining 69 stores. It owns all 3 of its distribution facilities and leases its general office facility in Scarborough, Maine. The Registrant's properties are located in Maine, New Hampshire, Vermont, northeastern Massachusetts, eastern upstate New York, North Carolina and northeastern South Carolina. The Registrant believes that its properties are well maintained and are appropriate for its business needs.

The number of stores and facilities operated and the square feet of space at December 31, 1994, consisted of:


                                                   Square      Square Footage
                                                  Footage          Selling
                                   Units         Gross Area          Area
                                                        (in thousands)

    Stores                          118             5,035            3,547
    Distribution and
      administrative facilities       4             1,420              --
          Total                     122             6,455            3,547


The following table sets forth expiration dates of leased facilities, assuming exercise of all renewal options:

                   Lease                                 Administrative
                Expiration          Food stores            Facilities

                 1995-2004                3
                 2005-2014                9
                 2015-thereafter         57                   1
                                         69                   1


Further information concerning the Registrant's distribution facilities appears under Item 1 at pages 5-6 above, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.

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

JAMES L. MOODY, JR.          63      Chairman of the Board         04/28/60

Mr. Moody was elected Chairman of the Board in 1984. He also served in the capacity of Chief Executive Officer from 1973 until 1992. He held the position of President for more than five years prior to his election as Chairman and has been employed by the Registrant in various supervisory and executive capacities since 1959.

HUGH G. FARRINGTON           50      President                      09/30/77
                                     Chief Executive Officer

Mr. Farrington was elected President in 1984 and designated Chief Executive Officer in 1992. He had held the position of Chief Operating Officer from 1984 to 1992. He had been Executive Vice President from 1981 until his election as President. He has been employed by the Registrant in various operating, supervisory and executive capacities since 1968.

RICHARD A. ANICETTI          37      Senior Vice President,         08/10/94
                                     Retail Operations

Mr. Anicetti was elected Senior Vice President, Retail Operations in August 1994, and is assigned to the southeastern division. He had been Vice President - Retail Operations/General Manager, New Hampshire and Massachusetts from 1989 to 1994. He has been employed by the Registrant since 1980 in various retail management capacities.

                                                          SERVED AS AN EXECU-
NAME                        AGE        POSITION           TIVE OFFICER SINCE:

NORMAN E. BRACKETT           65      Senior Vice President &        10/07/74
                                     Chief Financial Officer

Mr. Brackett was elected Senior Vice President in 1990 and designated Chief Financial Officer in 1992. He served as Chief Accounting Officer from 1990 to 1992. He joined the Registrant as Vice President, Management Services in 1974, and has directed the Registrant's accounting, auditing and technical information systems since that time.

ROBERT E. DUNTON             53      Senior Vice President,         08/10/94
                                     Retail Operations/
                                     General Manager - Maine

Mr. Dunton was elected Senior Vice President, Retail Operations/General Manager - Maine in 1992. He had been Senior Vice President - General Manager, Alexander's since 1990, Vice President - General Merchandise from 1987 to 1990, Vice President - Wellby Super Drug Stores from 1984 to 1987 and Vice President - Retail Operations from 1981 to 1984.

PAUL A. FRITZSON             41      Senior Vice President,         01/02/92
                                     Marketing

Mr. Fritzson was elected Senior Vice President, Marketing in August 1994. He had been Vice President - Marketing from 1992 to 1994 and Vice President, General Merchandise from 1990 to 1992. He had served previously in various staff and merchandising capacities since 1978.

RONALD C. HODGE              47      Senior Vice President,         08/10/94
                                     Retail Operations

Mr. Hodge was elected Senior Vice President, Retail Operations in August 1994, and is assigned to the western division. He had been Vice President - Retail Operations/General Manager, New York and Vermont since 1989. He has been employed by the Registrant in various retail management capacities since 1980.

JAMES J. JERMANN             50      Senior Vice President,         08/05/83
                                     Merchandising

Mr. Jermann was elected Senior Vice President, Merchandising in 1990. He had been Vice President, Merchandising from 1983 to 1990. He has been employed by the Registrant since 1978 in various merchandising capacities. He was previously Director of Grocery Merchandising.

                                                          SERVED AS AN EXECU-
NAME                        AGE        POSITION           TIVE OFFICER SINCE:

BLYTHE J. MCGARVIE           38      Senior Vice President,        11/14/94
                                     Finance

Ms. McGarvie joined the Registrant as Senior Vice President - Finance in November 1994. From 1991 to 1994 she was Chief Administrative Officer for the Pacific Rim Group of Sara Lee Corporation. From 1985 to 1991 she was employed by Kraft General Foods in various finance positions.

LARRY A. PLOTKIN             44      Senior Vice President,         10/06/81
                                     Development & Planning

Mr. Plotkin was elected Senior Vice President, Development & Finance in 1990 and Senior Vice President, Development & Planning in 1992. He had been Vice President from 1989 to 1990. He previously served as Vice President, Corporate Development from 1981 to 1987 and Vice President, Wellby Super Drug Stores from 1987 to 1989. He has been employed by the Registrant since 1972 in various real estate capacities.

MICHAEL J. STROUT            40      Senior Vice President,          12/19/94
                                     Human Resources

Mr. Strout rejoined the Registrant as Senior Vice President, Human Resources in December 1994. From 1990 through 1994 he was Vice President - Human Resources and later Senior Vice President - Human Resources at Topps Markets, Inc., Buffalo, New York. From 1985 to 1990 Mr. Strout had been employed by the Registrant in various Human Resource management positions.

ANDREW P. GEOGHEGAN, ESQ.    44      Vice President, Secretary      09/14/87
                                     & General Counsel

Mr. Geoghegan joined the Registrant as Vice President, General Counsel in September 1987. He was elected Secretary in 1992. From 1979 to 1987 he was in private law practice with the firm of Kassoy, Lopez & Geoghegan Law Corporation, Beverly Hills, California, specializing in corporate, tax and real estate law.

ANDREW N. WESTLUND           42      Vice President,                10/04/92
                                     Distribution

Mr. Westlund was elected Vice President, Distribution in 1992. He served as Vice President - Warehousing in 1992 after holding the position of Director, Warehouse Operations-New York since his employment in 1989. He was previously employed by Super Valu, Minneapolis, Minnesota as Warehouse Manager.

LARRY A. WILSON              36      Vice President, Wilson's       08/10/94

Mr. Wilson was elected Vice President, Wilson's in August 1994. For more than five years he held various executive positions with Wilson's Supermarkets located in Wilmington, North Carolina.

                                  Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Registrant has been listed on the New York Stock Exchange since July 18, 1986. The following table sets forth the dividends per share and the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes during each quarter of 1993 and 1994.



                                                                   QUARTERLY
                                           SALE PRICE              DIVIDENDS
                                      HIGH               LOW       PER SHARE


1st Quarter, 1993                   $23.500           $20.500        .085
2nd Quarter, 1993                    23.500            21.000        .085
3rd Quarter, 1993                    24.250            20.250        .085
4th Quarter, 1993                    25.000            20.000        .085

1st Quarter, 1994                   $26.250           $21.000        .095
2nd Quarter, 1994                    24.000            19.750        .095
3rd Quarter, 1994                    24.625            21.375        .095
4th Quarter, 1994                    26.625            23.000        .095




There are approximately 11,900 record holders of the Common Stock. Fiscal 1994 was the forty-sixth consecutive year that dividends were paid on the Common Stock and the thirty-second consecutive year that the aggregate dividend paid per share (after adjusting for stock splits) has increased. On February 7, 1995, the Board of Directors voted to increase the quarterly dividend to $.105 per share for the dividend due to be paid on March 23, 1995. Future dividends will depend on the Registrant's earnings and financial condition.

Item 6.  Selected Financial Data

                                                                             Fiscal Year

                                                              1994         1993        1992        1991        1990
                                                                     (In thousands except per share amounts)
EARNINGS STATEMENT DATA:
Sales and other revenues.................................  $2,291,755   $2,054,889  $2,066,023  $2,007,960  $1,687,649
Cost of sales............................................   1,728,499    1,543,932   1,552,155   1,513,130   1,281,099

Gross margin.............................................     563,256      510,957     513,868     494,830     406,550
Selling, general and administrative expense..............     437,548      399,437     411,487     401,451     323,853

Operating profit.........................................     125,708      111,520     102,381      93,379      82,697
Interest expense, net....................................      21,360       19,337      20,711      20,743      12,955

Earnings before income taxes.............................     104,348       92,183      81,670      72,636      69,742
Income taxes.............................................      42,060       37,578      32,476      29,286      27,523
Earnings before cumulative effect
  of change in accounting principle......................      62,288       54,605      49,194      43,350      42,219
  Cumulative effect of accounting change.................           -        2,100           -           -           -
Net earnings.............................................  $   62,288   $   56,705  $   49,194  $   43,350  $   42,219
Per common share(1):
     Earnings before cumulative effect of accounting
        change                                             $     1.50   $     1.33  $     1.21  $     1.08  $     1.06
     Cumulative effect of accounting change..............           -          .05           -           -           -
     Net earnings........................................  $     1.50   $     1.38  $     1.21  $     1.08  $     1.06
     Cash dividends......................................  $      .38   $      .34  $      .30  $      .26  $      .22

Weighted average number of common shares outstanding(1)..      41,544       41,049      40,520      39,939      39,435

                                                             December      January     January    December    December
                                                             31, 1994      1, 1994     2, 1993    28, 1991    29, 1990
Balance Sheet Data:                                              (Dollar amounts in thousands except per share data)
Working capital..........................................  $   42,707   $  118,830   $  105,187 $   68,140  $   54,467
Total assets.............................................     877,605      795,355      768,596    705,516     629,239
Current maturities:
     Long-term debt......................................      14,409        7,180        7,015      6,006       5,301
     Obligations under capital leases....................       1,382        1,412        1,387      1,480       1,616
Long-term debt, excluding current maturities.............     153,687      156,716      171,578    165,252     159,521
Obligations under capital leases, excluding current
  maturities.............................................      69,552       58,835       54,930     49,315      49,036
Redeemable preferred stock of a subsidiary...............           -        1,883        2,781      2,781       2,781
Shareholders' equity.....................................     454,475      396,715      345,796    297,801     256,036
Book value per share(1)..................................  $    10.88   $     9.63   $     8.48 $     7.42  $     6.46

(1)Restated for the effect of a two-for-one stock split in the form of a 100% stock dividend paid on March 10, 1992.

/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis of the Company's results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto, and the information presented in the summary of selected financial data. All footnote references are to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview

In 1994, the Company achieved increased sales and earnings while continuing to experience significant competitive pressures in the majority of its marketing territories. Sales for 1994 were $2,291.8 million, an increase of $236.9 million or 11.5% over last year's sales of $2,054.9 million. The sales increase is attributable to an increase in comparable store sales, the acquisition of Wilson's Supermarkets (Note 4), and the Company's store construction program. Net earnings for 1994 were $62.3 million, an increase of 9.8% over net earnings in 1993 of $56.7 million. During 1993, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES. The cumulative effect of this adjustment, which increased net earnings by $2.1 million, is included in 1993 results. Excluding the change in accounting, 1994 net earnings increased 14.1% over 1993 results.

Despite continuing competitive pressures throughout the Company's marketing territories, the Company posted a comparable store sales increase of 1.6% for the year and 3.0% when comparing the fourth quarter of 1994 with the fourth quarter of 1993. The Company has been effective at increasing its profitability while reducing its overall gross margins. This resulted from continuing cost containment efforts coupled with operating synergies that have been created by internal growth and the acquisition of Wilson's Supermarkets. The acquisition has enabled the Company to diversify geographically and to secure a portion of the market in the growing and vibrant Southeastern region. Including the acquisition, the Company added approximately 28% to its supermarket selling area in 1994 and currently expects to add approximately 12% in 1995.

The following table sets forth for the years indicated the percentages which selected items in the consolidated statements of earnings are to net sales and other revenues and the percentage change in the dollar values of such items as compared to the indicated prior year:

    PERCENTAGE OF SALES                               YEAR-TO-YEAR PERCENTAGE
     AND OTHER REVENUES                               CHANGE IN DOLLAR VALUES
 EXCEPT PER SHARE AMOUNTS                            Fiscal 1994  Fiscal 1993
        Fiscal Year                                  Compared to  Compared to
   1994     1993     1992                            Fiscal 1993  Fiscal 1992

   100.0%   100.0%   100.0%  Sales and other revenues      11.5       (0.5)%

    24.6     24.9     24.9   Gross margin                  10.2       (0.6)

                             Selling, general and
    19.1     19.4     19.9     administrative expenses      9.5       (2.9)

     5.5      5.5      5.0   Operating profit              12.7        8.9

     1.0      1.0      1.0   Interest expense, net         10.5       (6.6)

     4.5      4.5      4.0   Earnings before income taxes  13.2       12.9

     1.8      1.8      1.6   Income taxes                  11.9       15.7

                             Earnings before cumulative
                               effect of change in
     2.7      2.7      2.4     accounting principle        14.1       11.0

                             Cumulative effect of change
      --      0.1       --     in income tax accounting      --         --

     2.7%     2.8%     2.4%  Net earnings                   9.8       15.3


   $1.50    $1.38    $1.21   Earnings per common share      8.7       14.0


Fiscal 1992 includes 53 weeks of operations.

Sales

Sales and other revenues rose 11.5% in 1994, to $2,291.8 million, an increase of $236.9 million over 1993 results. Retail sales increased $240.9 million or 12.3% to $2,204.2 million, reflecting an increase of $29.1 million or 1.6% in sales from supermarkets that were open and not expanded or remodeled in both periods presented ("comparable store sales") and additional sales of $211.8 million from the net impact of new, expanded and closed stores as well as the acquisition of Wilson's Supermarkets. Excluding the sales and other revenues from Wilson's Supermarkets, the Company's sales and other revenues were up 5.8% for the year. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $4.0 million in 1994.

The comparable store sales increase of 1.6% is the continuation of a positive trend that started in late 1993. This is a significant reversal in the trend of comparable store sales, as they had been running negative since the latter part of 1991. Fourth quarter 1994 comparable store sales increased 3.0% in comparison to fourth quarter 1993 due principally to unusually strong sales during the Christmas holiday season. However, management does not expect this high rate of increase to continue into 1995. These increases were achieved despite low overall food inflation, deflation in some product lines, intense supermarket competition in most of the Company's marketing territories and expanding supercenter competition in some of its markets.

In 1993 (52 weeks), sales and other revenues were $2,054.9 million, a decrease of $11.1 million from 1992 (53 weeks) results. Retail sales decreased $7.0 million or 0.4%. This decrease is the result of the 53rd week of operations included in 1992 coupled with the loss of sales from the 34 Wellby Super Drug stores that were sold in May 1992 (Note 5). Had the sales from these 34 drug stores and the 53rd week been excluded from 1992 results, sales would have increased 3.3% in 1993. Comparable store sales on a 52-week basis decreased 2.0% in 1993. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $4.1 million in 1993.

Gross Margin

Gross margin decreased in 1994 to 24.6% of sales and other revenues in comparison to 24.9% in 1993. This decrease in margins continues a trend that began in the second half of 1993. The Company continues to focus on maintaining a competitive pricing strategy in its marketing areas by passing operating efficiencies on to its customers in the form of lower prices. The Company intends to continue this activity in 1995. In both 1993 and 1992, gross margin was 24.9% of sales and other revenues. In comparing 1993 with 1992, decreased margins in certain product categories were offset by increased margins in other product categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 19.1% of sales and other revenues in 1994 as compared to 19.4% in 1993. This continues a downward trend that began in 1992. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, decreased as a percentage of sales in 1994 as compared to 1993. This resulted from continuing cost containment efforts relating to salaries and wages and employee-related insurance costs. The 1994 reduction of selling, general and administrative expenses expressed as a percentage of sales was also favorably impacted by the operations of Wilson's Supermarkets.

Selling, general and administrative expenses decreased to 19.4% of sales and other revenues in 1993 as compared to 19.9% in 1992. The Company achieved this substantial decrease despite lower comparable store sales. This achievement was a reflection of ongoing cost containment programs combined with the restructuring that occurred following the sale of the Wellby Super Drug store chain in May 1992. Payroll and payroll related expenses were primarily responsible for this decrease. Included in 1992 selling, general and administrative expenses was a nonrecurring gain from the sale of the Wellby Super Drug store chain of $4.5 million and a charge for restructuring of $4.0 million, the net of which amounted to a reduction in selling, general and administrative expenses of $0.5 million (Note 5).

Interest Expense, Net

Net interest expense expressed as a percentage of sales and other revenues was 1.0% in all years presented. Net interest expense consists of the following:

                                                   (In thousands)
                                            1994        1993        1992

   Interest on debt                       $16,508     $17,249     $17,975
   Capital lease interest                   8,615       7,230       6,509
   Capitalized interest                    (1,669)     (1,530)     (1,264)
   Interest income                         (2,094)     (3,612)     (2,509)

                                          $21,360     $19,337     $20,711



Net interest expense in 1994 was $21.4 million, an increase of 10.5% from 1993 net interest expense of $19.3 million, reflecting a decrease in interest income coupled with an increase in capital lease interest. The decrease in interest income in 1994 is the result of a lower level of invested funds in 1994 as compared to 1993. The Company utilized the majority of its invested funds when it acquired Wilson's Supermarkets in July 1994. The increased capital lease interest resulted from the Company entering into several long-term leases for new supermarkets.

Net interest expense in 1993 was $19.3 million, a decrease of 6.6% from 1992 net interest expense of $20.7 million, reflecting an increase in interest income coupled with a decrease in debt interest. The increase in interest income in 1993 is the result of a higher average level of invested funds in 1993 as compared to 1992. The lower debt interest was caused by decreased debt levels resulting from scheduled as well as early paydowns of the Company's debt instruments.

Income Taxes

The provision for income taxes includes both federal and state income taxes. The effective tax rate decreased in 1994 to 40.3% from 40.8% in 1993. The higher effective tax rate in 1993 was due primarily to a temporary reduction in 1993 of certain state income tax credits. The effective tax rate increased in 1993 to 40.8% from 39.8% in 1992. This increase was primarily the result of an increase in the federal corporate income tax rate. The Revenue Reconciliation Act of 1993 was signed into law in August 1993, and among other items, increased the federal corporate income tax rate by 1% to 35%, retroactive to January 1, 1993. Assuming there are no additional federal or state income tax rate increases, the Company expects the effective rate for 1995 and forward to be approximately 40.5%.

During the first quarter of 1993, the Company adopted SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 9). The cumulative effect of this adjustment, which increased net earnings by $2.1 million, is reflected in 1993 results.

Net Earnings and Earnings Per Common Share

Net earnings increased 9.8% in 1994 to $62.3 million or 2.7% of sales and other revenues, an increase of $5.6 million from 1993 earnings of $56.7 million or 2.8% of sales and other revenues. Excluding the change in accounting for income taxes, 1994 net earnings increased 14.1% over those reported in 1993. This increase is the result of increased sales and reduced selling, general and administrative expenses expressed as a percentage of sales, offset by a reduction in gross margin percentage.

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

Net earnings per common share in 1994 were $1.50 as compared to $1.38 in 1993, an increase of 8.7%. Excluding the change in accounting for income taxes, net earnings per common share in 1994 increased 12.8% over 1993 results.

Net earnings per common share increased 14.0% in 1993 (52 weeks) to $1.38 from $1.21 in 1992 (53 weeks). The cumulative effect of the change in income tax accounting increased 1993 net earnings by $.05 per share. Management estimates that the extra week of operations in 1992 increased net earnings by $.03 per share.

Other Items and Impact of Inflation

Seasonal business affects the Company's operations in that sales are generally greater in the second half of the year (Note 11).

In recent years, the impact of inflation on the Company's operating results has been minimal, reflecting generally lower rates of inflation in the economy. The Company's business is characterized by large purchases and high sales volumes extended across diverse product lines, rapid inventory turns and low profit margins. In this environment, vendor price changes are typically passed on immediately to the customer. The Company does not believe inflation or deflation has significantly affected its competitive position in the industry. However, since price changes do cause sales dollars to fluctuate more than sales quantities, the use of the LIFO method of accounting for inventories reduces the impact of price changes on earnings by matching current costs with current revenues.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Measures of liquidity for each of the last three fiscal years are as follows:

                                   December 31,    January 1,     January 2,
                                       1994           1994           1993

Cash and cash items               $ 41.0 million $ 77.5 million $ 94.8 million
Short-term investments                   --      $ 19.9 million $  5.0 million
Working capital (FIFO inventory)  $ 57.1 million $133.6 million $120.8 million
Current ratio (FIFO inventory)         1.36           1.98           1.83
Unused lines of revolving credit $ 50.0 million $ 50.0 million $ 79.0 million Unused lines of short-term credit $ 28.0 million $ 30.0 million $ 31.0 million

The Company maintained a solid capital structure at the end of fiscal 1994 despite the decreases in overall liquidity. The decreases in cash and cash items, short-term investments, working capital and current ratio when comparing year-end 1994 with year-end 1993, are the result of the Company's acquisition of Wilson's Supermarkets (Note 4). Lines of credit represent a continuing source of capital and remain available for contingency purposes. The Company is in a solid financial position to carry out its current retail expansion plans in 1995 and beyond. The Company has used internally generated funds, bank borrowings, capital leases, and proceeds from the sale of its drug stores (Note 5), to finance its continuing operations and growth.

In February 1993, the Company announced a stock repurchase program authorizing the purchase of up to $55 million in shares of Hannaford common stock over the next three years. The program authorizes purchases on the open market and through privately negotiated transactions if special market opportunities arise. As of December 31, 1994, the Company had not repurchased any shares under this program.

Cash Flows from Operating Activities

Cash provided by operating activities was $143.9 million in 1994, an increase of $52.4 million over the $91.5 million provided in 1993. This increase is primarily attributable to improved results of operations and higher depreciation and amortization coupled with a decreased investment in working capital. Excluding the acquisition of Wilson's Supermarkets, inventories decreased $6.4 million in 1994 versus a $5.0 million increase in 1993. This decrease is the result of a reduction in warehouse inventories of $13.7 million, offset by an increase in retail inventories of $7.3 million. Management expects to maintain these lowered levels of inventories in its warehouses as it applies buying practices designed to meet its product distribution needs in a more efficient and cost effective manner. This cash inflow is expected to continue supporting the Company's capital spending program, dividend payments to shareholders, and other capital needs.

Cash provided by operating activities was $91.5 million in 1993, a decrease of $18.9 million from the 1992 amount of $110.4 million. This decrease was due primarily to an increased investment in working capital.

Cash Flows from Investing Activities

Cash used in investing activities increased $82.7 million during 1994 to $169.7 million from $86.9 million in 1993. This increase is primarily the result of acquiring Wilson's Supermarkets. The acquisition, net of the reduction in short-term investments used to finance it, accounted for $75.5 million of the increase. Total capital investments totalled $209.7 million in 1994 and were composed of $84.0 million in additions to property, plant and equipment, $67.2 million of goodwill and $41.0 million of property, plant and equipment in the acquisition of Wilson's Supermarkets, $12.5 million in non-cash capital lease additions and $5.0 million in deferred charges and computer software costs. These 1994 capital investments were primarily composed of costs incurred in acquiring Wilson's Supermarkets and in building and equipping new and expanded supermarkets.

Net retail selling space for food stores increased 28% in 1994 to 3,547,000 square feet at year-end, an increase of 776,000 square feet over 1993 year-end sales area. The Company added twenty supermarkets or 448,000 square feet of retail selling space when it acquired Wilson's Supermarkets in July 1994. In addition, the Company opened ten new supermarkets and one expanded supermarket while closing five smaller, outdated facilities. A number of 1994 supermarket construction starts will not be completed until 1995. The number of supermarkets and square footage of selling area at year-ends 1994, 1993 and 1992 are summarized below:

                                 FOOD STORES
                         Number of         Square Footage
                           Units            Selling Area

           1994            118                3,547,000
           1993             93                2,771,000
           1992             93                2,619,000

Newly constructed supermarkets in 1994, excluding those acquired from Wilson's, together with their square footage of selling area, are listed below:

                                              Square Footage
              Location                         Selling Area

          Saratoga Springs, NY                    48,000
          Rotterdam, NY                           47,000
          Bennington, VT                          40,000
          Kingston, NY                            47,000
          Oxford, ME                              38,000
          Fayetteville, NC                        29,000
          Houlton, ME                             22,000
          Lunenburg, MA                           39,000
          Calais, ME                              22,000
          Oneonta, NY                             38,000

Cash used in investing activities increased $33.4 million in 1993 to $86.9 million from $53.5 million in 1992. This increase is primarily the result of the Company's sale of the Wellby Super Drug store chain in 1992. Net proceeds of $29.8 million were realized from this divestiture. In addition, the Company's short-term investments increased by $14.9 million in 1993. The Company's short-term investment objectives were to maximize yields while minimizing risk and maintaining liquidity.

Cash Flows from Financing Activities

The Company continues to maintain a strong capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

Cash used in financing activities was $10.8 million in 1994 as compared to $21.8 million in 1993. This decrease is primarily the result of proceeds of $25.5 million from the issuance of long-term debt in 1994 offset by an increase of $11.9 million in payments on long-term debt. In December 1994, the Company received $25.0 million in senior unsecured debt financings with terms of 8 and 12 years and interest rates of 8.4% and 8.5%, respectively. During 1994, the Company made debt payments of $19.3 million in early extinguishments and prepayments on certain debt in addition to regular debt payments (Note 2). The Company paid $15.9 million in dividends to both common and preferred shareholders in 1994. These amounts were offset by proceeds of $9.3 million received during 1994 from the issuance of approximately 475,000 shares of common stock. The majority of these shares were issued under certain employee stock plans (Note 8) and per agreement with the Sobey Parties (Note 6).

The acquisition of Wilson's Supermarkets (Note 4) was financed by cash and cash items, the Company's common stock and a promissory note. This acquisition will have no adverse impact on the Company's ability to fund its 1995 capital program. In addition to this acquisition, the Company is constructing additional supermarkets in North Carolina and Virginia.

Quarterly cash dividends declared during 1994 totalled $.38 per common share, an increase of 11.8% over the $.34 per share declared during 1993. This was the thirty-second consecutive year that the aggregate dividend paid per common share, after adjustment for stock splits and stock dividends, has increased. Common stock dividend payments in 1994 represented 25.4% of net earnings available to common shareholders. In February 1995, the Company declared an increased quarterly dividend on its common stock of $.105 per share, payable March 23, 1995. The new quarterly dividend of $.105 per share represents an increase of 10.5% over the $.095 per share paid in March 1994.

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

1995 Capital Program

Total capital expenditure commitments are projected to be in the range of $170 million in 1995, primarily for new, expanded and relocated store construction, equipment, vehicles and other asset expenditures. During 1995, this program will be subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 12% during 1995. In addition, a number of projects scheduled to start in 1995 will not be completed until 1996. The 1995 capital program is expected to be financed by cash and cash items, internally generated funds and leases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Presented below are the Registrant's Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows and accompanying Notes to Consolidated Financial Statements.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannaford Bros. Co. and subsidiaries as of December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


s/Coopers & Lybrand


Portland, Maine
January 23, 1995

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                       (In thousands)
                                               December 31,       January 1,
                                                   1994              1994

Current assets:
    Cash and cash items                           $ 40,955          $ 77,496
    Short-term investments (note 1C)                     -            19,855
    Accounts receivable, net                        14,240            15,765
    Inventories (note 1D)                          132,423           129,934
    Prepaid expenses                                 6,210             4,695
    Deferred income taxes (note 9)                   7,519             7,920
       Total current assets                        201,347           255,665

Property, plant and equipment, net                 503,941           437,606
      (notes 1E and 2)

Leased property under capital leases, net           58,821            50,070
      (note 3)

Investment in financing leases                       1,753             1,787

Other assets:
    Deferred charges, net (note 1G)                101,548            38,416
    Computer software costs, net (note 1H)           8,382             8,790
    Notes receivable                                 1,229             2,395
    Miscellaneous assets                               584               626
       Total other assets                          111,743            50,227

                                                  $877,605          $795,355





See accompanying notes to consolidated financial statements.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                          (In thousands except share amounts)
                                                December 31,    January 1,
                                                    1994           1994

Current liabilities:
   Current maturities of long-term debt (note 2)    $ 14,409       $  7,180
   Obligations under capital leases (note 3)           1,382          1,412
   Accounts payable                                   89,927         79,679
   Accrued payroll                                    19,017         17,323
   Other accrued expenses                             29,738         29,348
   Income taxes                                        4,167          1,893
      Total current liabilities                      158,640        136,835

Deferred income tax liabilities (note 9)              21,886         23,753

Other liabilities                                     19,365         20,618

Long-term debt (note 2)                              153,687        156,716

Obligations under capital leases (note 3)             69,552         58,835

Redeemable preferred stock of a subsidiary,
   par value $100 per share                                -          1,883

Shareholders' equity (notes 6 and 8):

   Class A Serial Preferred stock, no par,
     authorized 2,000,000 shares                           -              -
   Class B Serial Preferred stock, par value
     $.01 per share, authorized 28,000,000 shares          -              -
   Common stock, par value $.75 per share:
     Authorized 110,000,000 shares;
     issued and outstanding 41,779,342
     shares at December 31, 1994, and
     41,210,774 shares at January 1, 1994             31,335         30,908
   Additional paid-in capital                        110,669         99,748
   Preferred stock purchase rights                       418            412
   Retained earnings                                 312,053        265,647
      Total shareholders' equity                     454,475        396,715

                                                    $877,605       $795,355


See accompanying notes to consolidated financial statements.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                      (In thousands except per share amounts)
                                                      FISCAL YEAR
                                             1994         1993        1992

Sales and other revenues                  $2,291,755   $2,054,889  $2,066,023
Cost of sales                              1,728,499    1,543,932   1,552,155

Gross margin                                 563,256      510,957     513,868
Selling, general and administrative
  expenses                                   437,548      399,437     411,487

Operating profit                             125,708      111,520     102,381

Interest expense, net (notes 1I and 2)        21,360       19,337      20,711

Earnings before income taxes                 104,348       92,183      81,670

Income taxes (notes 1J and 9)                 42,060       37,578      32,476

Earnings before cumulative effect of
  change in accounting principle              62,288       54,605      49,194

Cumulative effect to January 3, 1993
  of change in income tax accounting              --        2,100          --

   Net earnings                           $   62,288   $   56,705  $   49,194

Per share of common stock:

   Earnings before cumulative effect of
     change in accounting principle       $     1.50   $     1.33  $     1.21

   Cumulative effect to January 3, 1993
     of change in income tax accounting           --          .05          --

   Net earnings                           $     1.50   $     1.38  $     1.21

   Cash dividends                         $      .38   $      .34  $      .30

Weighted average number of common shares
   outstanding                                41,544       41,049      40,520


See accompanying notes to consolidated financial statements.

                                     HANNAFORD BROS. CO. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         (In thousands)
                                                                      Additional
                                                  Common Stock          Paid-in      Retained    Preferred Stock
                                             Shares        Amount      Capital      Earnings    Purchase Rights
Balance, December 28, 1991                   40,148       $30,111     $ 80,896      $186,393         $402

       Net earnings                                                                   49,194
       Cash dividends:
         Redeemable preferred stock                                                     (278)
         Common stock                                                                (12,170)
       Preferred stock purchase rights                                                    (6)           6
       Shares issued to certain shareholders
         per agreement                          151           113        3,200
       Shares issued under employee
         benefit plans                          477           358        7,577

Balance, January 2, 1993                     40,776        30,582       91,673       223,133          408

       Net earnings                                                                   56,705
       Cash dividends:
         Redeemable preferred stock                                                     (220)
         Common stock                                                                (13,967)
       Preferred stock purchase rights                                                    (4)           4
       Shares issued to certain shareholders
         per agreement                          127            95        2,660
       Shares issued under employee
         benefit plans                          268           201        4,548
       Shares issued through redemption
         of preferred stock                      40            30          867

Balance, January 1, 1994                     41,211        30,908       99,748       265,647        412

       Net earnings                                                                   62,288
       Cash dividends:
         Redeemable preferred stock                                                      (74)
         Common stock                                                                (15,802)
       Preferred stock purchase rights                                                    (6)         6
       Shares issued to certain shareholders
         per agreement                          143          108         3,152
       Shares issued under employee
         benefit plans                          332          249         5,839
       Shares issued in the acquisition of
         Wilson's Supermarkets                   93           70         1,930

Balance, December 31, 1994                   41,779      $31,335      $110,669      $312,053       $418

See accompanying notes to consolidated financial statements.


                         HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (In thousands)
                                               1994      1993      1992
Cash flows from operating activities:
    Net income                               $ 62,288  $ 56,705  $ 49,194
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization           62,756    56,353    54,914
       Cumulative effect of accounting
         change                                     -    (2,100)        -
       Gain on divestiture                          -         -    (4,556)
       Decrease (increase) in inventories       6,372    (5,060)   13,875
       Decrease (increase) in receivables and
        prepayments                             6,903    (4,232)   (1,029)
       Increase (decrease) in accounts payable
        and accrued expenses                    4,988    (6,038)     (978)
       Increase (decrease) in income
        taxes payable                           2,274    (4,652)    2,004
       Increase (decrease) in deferred
        taxes                                  (1,466)    1,619    (2,762)
       Other operating activities                (178)   (1,097)     (254)
          Net cash provided by
           operating activities               143,937    91,498   110,408

Cash flows from investing activities:
    Acquisition of Wilson's Supermarkets,
     net of cash acquired                    (110,201)        -         -
    Acquisition of property, plant
     and equipment                            (83,969)  (70,891)  (73,101)
    Net proceeds from divestiture                   -         -    29,814
    Sale of property, plant and
     equipment, net                             9,641     6,498     1,363
    Increase in deferred charges               (2,308)   (4,569)   (3,655)
    Increase in computer software costs        (2,676)   (3,133)   (2,956)
    Decrease (increase) in short-term
     investments                               19,855   (14,852)   (5,003)
          Net cash used in investing
           activities                        (169,658)  (86,947)  (53,538)

Cash flows from financing activities:
    Principal payments under capital
     lease obligations                         (1,359)   (1,362)   (1,375)
    Proceeds from issuance of long-
     term debt                                 25,500         -    18,252
    Payments of long-term debt                (26,550)  (14,697)  (10,916)
    Issuance of common stock                    9,348     8,402    11,248
    Dividends paid                            (15,876)  (14,187)  (12,448)
    Redemption of preferred stock              (1,883)        -         -
          Net cash provided by (used in)
           financing activities               (10,820)  (21,844)    4,761

Net increase (decrease) in cash and
    cash items                                (36,541)  (17,293)   61,631
Cash and cash items at beginning of year       77,496    94,789    33,158
Cash and cash items at end of year           $ 40,955  $ 77,496  $ 94,789

See accompanying notes to consolidated financial statements.

                           HANNAFORD BROS. CO. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information

    Acquisition of Wilson's Supermarkets, net of cash acquired:

                                                      (In thousands)
        Working capital, other than cash                  $  9,894
        Property, plant and equipment                       41,044
        Goodwill                                            67,160
        Other liabilities                                   (1,397)
        Note payable                                        (4,500)
        Issuance of common stock                            (2,000)
        Net cash used to acquire Wilson's Supermarkets    $110,201


    Cash paid during the year for:
                                                      (In thousands)

                                                1994       1993       1992

       Interest (net of amount capitalized,
         $1,669 in 1994, $1,530 in 1993 and
         $1,264 in 1992)                      $24,205    $23,468    $22,993

       Income taxes                            41,286     40,529     33,151

Supplemental disclosure of noncash investing and financing activities

    Capital lease obligations totalling $12,480,000, $5,404,000 and $7,490,000 were incurred during 1994, 1993 and 1992, respectively, when the Company entered into leases for certain improved real estate. Non-cash debt obligations totalling $5,250,000 were incurred during 1994 primarily in the Company's acquisition of Wilson's Supermarkets. In addition, the Company issued $2,000,000 in common stock in the acquisition of Wilson's Supermarkets.

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

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  NATURE OF BUSINESS

The Company and its subsidiaries are principally involved in the distribution and retail sale of food, prescription drugs and related products through supermarkets and combination stores. The Company's stores are located in Maine, New Hampshire, Vermont, Massachusetts, upstate New York, North Carolina and South Carolina.

B.  PRINCIPLES OF CONSOLIDATION

The Company's fiscal year ends on the Saturday closest to December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 1994, for fiscal year 1994 (52 weeks), January 1, 1994, for fiscal year 1993 (52 weeks) and January 2, 1993, for fiscal year 1992 (53 weeks).

All significant intercompany accounts and transactions have been eliminated in consolidation.

C.  SHORT-TERM INVESTMENTS

Short-term investments are highly liquid investments with original maturities of more than three months and are stated at cost which approximates fair market value.

D.  INVENTORIES

Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. Grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Approximately 86% of inventories were valued using the LIFO method in 1994 and in 1993. Other inventories are stated at the lower of cost (first-in, first-out) or market. The current cost of groceries, general merchandise and pharmaceuticals exceeded the LIFO valuation by $14,343,000 at December 31, 1994 and $14,805,000 at January 1, 1994.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

E.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold interests and improvements are amortized on the straight-line method over the shorter of estimated useful life or lease term. The costs of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations. Property, plant and equipment consists of the following:


  AVERAGE
DEPRECIATION                                              (In thousands)
   RATE                                               1994           1993
    2%       Land and improvements                  $ 81,667       $ 55,699
    3%       Buildings                               203,645        175,894
   13%       Furniture, fixtures and equipment       294,792        252,474
    4%       Leasehold interests and improvements    169,178        145,595
             Construction in progress                  6,193         16,789
                                                     755,475        646,451
             Less accumulated depreciation
             and amortization                        251,534        208,845
                                                    $503,941       $437,606


F.  STORE OPENING AND CLOSING COSTS

The noncapital expenditures incurred in opening new stores or remodelling existing stores are expensed in the year in which they are incurred. When the decision is made to close a store, the remaining investment in fixtures and leasehold improvements is expensed over its remaining productive life. The present value of any remaining liability under the lease, net of expected sublease recovery, is also expensed on the same basis.

G.  DEFERRED CHARGES, NET

Deferred charges consist of the following:

                                                          (In thousands)
                                                      1994            1993

Goodwill                                            $ 78,075         $13,447
Acquisition costs                                     21,925          22,948
Other                                                  1,548           2,021
                                                    $101,548         $38,416

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

Goodwill, which represents the excess of costs of companies acquired over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over various periods not exceeding 20 years. The Company evaluates, on an ongoing basis, the carrying value of goodwill and makes a specific provision when impairment is identified. Impairment would include for an ongoing business, the inability to generate operating income sufficient to cover the amortization of goodwill, and in management's judgement, the business will not recover from this position. Impairment would also be identified in the event of an unexpected loss on the sale of a business. The Company has not recognized any provision for impairment of goodwill.

Acquisition costs consist primarily of costs of obtaining new store sites, covenants-not-to-compete, tradenames and initial direct lease costs. Costs of obtaining new store sites, if ultimately developed, are capitalized and depreciated over the estimated useful lives of the related assets. Other intangible assets acquired in connection with acquisitions are being amortized on the straight-line method over periods ranging from five to ten years.
Lease costs are being amortized on the straight-line method over the base lease terms.

Amortization expense charged to operations for all deferred charges was $8,016,000 in 1994, $5,787,000 in 1993 and $5,268,000 in 1992.

H.  CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five years. Amortization expense charged to operations was $3,085,000 in 1994, $3,116,000 in 1993 and $3,251,000 in 1992.

I.  CAPITALIZED INTEREST

The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. Capitalized interest was $1,669,000 in 1994, $1,530,000 in 1993 and $1,264,000 in 1992.

J.  INCOME TAXES

The Company accounts for income taxes under the provisions of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 9).

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

K.  EARNINGS PER COMMON SHARE

Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by dividends paid of $74,000 in 1994, $220,000 in 1993 and $278,000 in 1992 on redeemable preferred stock of a subsidiary.

L.  FAIR VALUE DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash items, short-term investments and notes receivable: The carrying amounts reported in the balance sheet for these items approximate their fair value.

    Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's long-term debt, including current maturities was approximately $168,100,000 at December 31, 1994. The fair value of the long-term debt is estimated to be $171,660,000 at December 31, 1994.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

2.  EXTERNAL FINANCING

At December 31, 1994, the Company had revolving credit lines with several banks totalling $50 million with interest rates determined by different borrowing options including prime, quoted money market or LIBOR plus a premium. At December 31, 1994, there were no outstanding borrowings under these credit lines. The agreements provide for conversion of revolving credit loans to term loans with principal payments due in quarterly installments over a period of four years. The loan agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of working capital, debt and tangible net worth.

The lines require a commitment fee of from 1/4 to 3/8 of 1% on the unused portion of the line. There are no compensating balances required during the commitment period.

In addition, the Company had unused, uncommitted short-term lines of credit with four banks totalling $28 million at December 31, 1994. Of this amount, approximately $6.4 million is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

During 1994, the Company extinguished certain debt, collateralized by real estate and equipment and held by insurance companies, totalling $17,190,000. These loans had terms ranging from 7 to 26 years and interest rates between 8.75% and 13.7%. Also, during 1994, the Company made prepayments on certain debt, collateralized by real estate and equipment, totalling $2,127,000. These loans had terms ranging from 7 to 20 years and interest rates between 9.5% and 10.2%.

In December 1994, the Company received $25,000,000 in a senior uncollateralized debt financing consisting of $15,000,000 of 8.54% notes due in 2006 and $10,000,000 of 8.42% notes due in 2002. Principal payments vary over the term of the loans and are due annually on November 15.

At December 31, 1994, real estate and equipment with a net book value of approximately $95,987,000 was pledged as collateral for debt of approximately $99,783,000.

Net interest expense was as follows:
                                              (In thousands)

                                       1994       1993       1992

Interest on debt                     $16,508    $17,249    $17,975
Capital lease interest                 8,615      7,230      6,509
Capitalized interest                  (1,669)    (1,530)    (1,264)

                                      23,454     22,949     23,220
Less interest income                  (2,094)    (3,612)    (2,509)

Interest expense, net                $21,360    $19,337    $20,711

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Long-term debt consists of the following:

                                                         (In thousands)
                                                        1994         1993

   Collateralized by equipment, due in varying
   installments through 1999 with interest
   from 6.3% to 10%                                   $ 13,006      $ 18,991

   Collateralized by real estate, due in
   varying installments through 2011 with
   interest from 7.55% to 10.35%                        86,777        93,389

   Collateralized by real estate with interest
   at 13.7% in 1993.                                         -        13,758

   Sale-leasebacks of improved real estate
   accounted for as financings, due in varying
   installments through 2013 with interest from
   13.2% to 14.1%                                        3,460         3,498

   Uncollateralized senior notes due in varying annual
   installments through 2006 with interest from
   8.42% to 8.97%.                                      59,000        34,000

   Uncollateralized note due in equal annual install-
   ments through 1999 with interest at 6%.               4,500             -

   Other                                                 1,353           260

                                                       168,096       163,896

   Less current portion                                 14,409         7,180
                                                      $153,687      $156,716


The uncollateralized senior note agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of debt and tangible net worth.

Maturities of long-term debt at December 31, 1994, are as follows:

                                                    (In thousands)
                              1995                      $ 14,409
                              1996                        12,537
                              1997                        14,714
                              1998                        15,605
                              1999                        17,136
                              2000 and thereafter         93,695
                                                        $168,096

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

The Company's investment in real property under capital leases was as follows:

                                                  (In thousands)
                                               1994            1993

Real property                                $76,552         $65,151
Less accumulated amortization                 17,731          15,081
Net real property under capital leases       $58,821         $50,070


Amortization of property under capital leases was $3,526,000 in 1994, $3,132,000 in 1993 and $3,001,000 in 1992.

Future minimum rental payments under capital lease obligations and operating leases at December 31, 1994, are as follows:

                                                  (In thousands)
                                               Capital      Operating
                                                Leases        Leases

                      1995                    $ 11,015       $ 11,417
                      1996                      10,929         10,202
                      1997                      11,028          9,095
                      1998                      11,011          8,329
                      1999                      11,204          8,383
                      2000 and thereafter      135,413         90,618

               Total minimum lease payments    190,600        138,044

               Less:
                 Imputed interest (at rates
                   from 6.50% to 21.13%)       119,662
                 Estimated executory costs           4
               Present value of net mini-
                 mum lease payments             70,934
               Less current obligations          1,382
               Long-term obligations          $ 69,552

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $114,000 and $1,390,000, respectively, due in the future under noncancellable subleases. They also do not include contingent rentals that may be payable under certain leases.

Total rent expense, net of executory costs, was as follows:

                                               (In thousands)

                                    1994           1993           1992

Capital leases:
   Contingent rentals             $   379        $   650        $   727

Operating leases:
   Minimum rentals                 11,578         12,409         13,114
   Contingent rentals                 291            435            470
   Rentals from subleases            (344)          (344)          (140)
                                   11,525         12,500         13,444
                                  $11,904        $13,150        $14,171

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

4.  ACQUISITION OF WILSON'S SUPERMARKETS

In July 1994, the Company acquired Boney Wilson & Sons, Inc. (Wilson's) and the majority of assets owned by Wilson Brothers Partnership, a partnership which owned certain real estate, the majority of which was leased to Wilson's and used in the ordinary course of business. Wilson's operates 20 supermarkets in southeastern North Carolina and northeastern South Carolina. The purchase also included sites for additional supermarkets, one of which was opened in September 1994, and two of which are under construction.

The acquisition has been accounted for as a purchase, and accordingly the assets acquired and liabilities assumed have been recorded at their estimated fair values on the date of acquisition. The total cost of the acquisition, including assumed liabilities was $126,739,000, which exceeded the fair value of the acquired net assets by $67,160,000. The excess has been recorded as goodwill and amortized utilizing the straight line method over 20 years. Included within the assets acquired was $3,947,000 of cash and $4,570,000 of cash advances to certain wholesalers.

Proforma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1994, and January 2, 1993, are as follows:

                                                        Unaudited
(In thousands except per share data)              1994             1993


Net sales                                       $2,385,837      $2,242,741
Earnings before cumulative effect
  of change in accounting principle             $   63,124      $   56,907
Net earnings                                    $   63,124      $   59,007

Per share of common stock:
  Earnings before cumulative effect
  of change in accounting principle             $     1.52      $     1.38
Cumulative effect of change in
  accounting principle                                  --             .05
Net earnings                                    $     1.52      $     1.43

The foregoing proforma data is not necessarily indicative of what would have occurred had the acquisition been consummated at the beginning of each year, nor of future operations of the combined companies.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

5.  SALE OF WELLBY SUPER DRUG STORES AND RESTRUCTURING CHARGES

In May 1992, the Company sold the majority of its stores in the Wellby Super Drug store chain for $29,814,000 resulting in a gain of $4,556,000. The drug stores represented less than 5% of the total sales and other revenues of the Company, and the divestiture did not have a material impact on 1992 net earnings.

Also in July 1992, the Company offered special early retirement and voluntary resignation programs to reduce expenses. The charges associated with these programs were $4,012,000. These charges, when combined with the gain on the sale of the Wellby Super Drug store chain, generated a net gain of $544,000. This amount was included as a reduction of 1992 selling, general and administrative expenses.

6.  CAPITAL STOCK

In February 1988, an existing "standstill" agreement with certain shareholders ("the Sobey Parties") was amended and extended to December 31, 1992. This agreement contains a provision for five one-year extensions provided that neither party notifies the other at least five months in advance of a scheduled termination date of its desire to terminate the agreement. Since neither party gave such written notice, the term of the agreement has been automatically extended to December 31, 1995. Pursuant to the terms of the agreement, the Sobey Parties have agreed, among other things, not to increase their percentage ownership of the Company's voting stock above 25.6%, except in certain circumstances specified by the agreement. Under the agreement, whenever the Company issues shares of voting stock to third parties, the Sobey Parties generally have the right to purchase sufficient shares from the Company to maintain a 25.6% level of ownership. Since 1992 the Company has issued to the Sobey Parties the following shares of common stock pursuant to their purchase rights under the agreement: 1994, 143,316 shares; 1993, 126,803 shares; and 1992, 150,906 shares. All sales to the Sobey Parties pursuant to the standstill agreement have been made at market prices.

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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

7.  PENSION PLANS

The majority of the employees of the Company participate in non-contributory, defined benefit pension plans. The plans provide benefits based on the participants' years of service and compensation in later years or stated amounts for each year of service. The Company only funds amounts deductible for federal income tax purposes.

Net pension cost included the following components:

                                                    (In thousands)

                                           1994         1993         1992

Service cost - benefits earned
  during the year                        $ 4,547      $ 3,197      $ 3,203
Interest cost on projected
  benefit obligation                       4,882        3,993        3,472
Actual return on plan assets                (682)      (5,229)      (3,650)
Net amortization and deferral             (3,670)       1,454          382

Net pension cost before special items      5,077        3,415        3,407
Sale of Wellby Super Drug stores               -            -         (517)
Early retirement program                       -            -        1,304
Net pension cost                         $ 5,077      $ 3,415      $ 4,194

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


The following sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and January 1, 1994:

                                                    (In thousands)
                                                 1994            1993

Actuarial present value of
   benefit obligations:
      Vested benefit obligation                $43,340         $43,387
      Accumulated benefit obligation           $44,756         $45,668

Projected benefit obligation                   $62,041         $65,863
Plan assets, at fair value, consisting of
   equities, fixed-income securities, real
   estate and cash and cash equivalents         56,894          52,351

Plan assets less than
   projected benefit obligation                  5,147          13,512

Unrecognized net asset
   at transition                                   440             485

Unrecognized net loss                           (5,254)        (12,512)

Unrecognized prior service cost                 (2,160)         (2,353)

Prepaid pension cost                           $(1,827)        $  (868)

The actuarial valuation was calculated using the Projected Unit Credit Cost Method. The increase in the plans' liabilities is primarily due to a change in actuarial assumptions.

Assumptions used in determining the funded status of the pension plans are as follows:

                                                      1994        1993

Discount rate                                         8.0%        7.5%
Average rate of increase in compensation levels       4.5%        4.5%
Expected long-term rate of return on assets           9.0%        8.5%

The Company also administers certain defined contribution plans for eligible employees and a supplemental executive retirement plan. The cost of these plans was not significant.

                         HANNAFORD BROS. CO. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

8. EMPLOYEE STOCK PLANS

The 1985 Incentive Stock Option Plan and the 1988 Stock Plan provide for the granting to officers and other key employees options to purchase common stock at 100% of the market price on the date of grant. The 1988 Stock Plan allows the granting of both incentive stock options and non-qualified stock options. Under the Incentive Stock Option Plans, options for 50% of any grant are exercisable after one year and the remainder after two years. Non-qualified options may have various vesting schedules, but generally none are exercisable until one year following the grant. All options may be exercised for cash or by exchanging currently owned shares, or both. Under the 1988 Plan, exchanged shares may be regranted as non-qualified options. Original option grants expire from seven to ten years from the date of grant. Non-qualified stock option activity was not material. Incentive stock option activity for the fiscal years ended December 31, 1994 and January 1, 1994, was as follows:


                                  1994                       1993

                          Shares     Option Price     Shares     Option Price
Outstanding at
  beginning of year       986,720    $10.59-22.63     885,049    $ 9.22-22.63
Granted                   367,501     21.63-23.38     247,504        22.25
Exercised                (142,361)    10.59-22.63    (115,423)     9.22-22.63
Cancelled                 (23,788)    10.59-22.63     (30,410)    13.50-22.63
Outstanding at end
  of year               1,188,072     10.59-23.38     986,720     10.59-22.63
Exercisable at end
  of year                 718,628     10.59-22.63     653,339     10.59-22.63
Available for future
  grants                  222,257          -          950,292          -


The 1982 Employee Stock Purchase Plan enables participating employees to purchase common stock through payroll deduction of up to 5% of eligible compensation. The Company pays interest on the accumulated withholdings. These amounts may be used to purchase shares of company stock at the option price (lesser of: (a) 85% of the fair market value at the date of grant or (b) the greater of the market price at the close of business on the exercise date or $10.00 per share). During 1994, employees purchased 102,171 shares, for which $1,781,000 was paid to the Company. As of December 31, 1994, grants had been exercised by employees for the purchase of 95,119 shares. As of February 1995, $1,880,000 had been received by the Company upon issuance of these shares. All shares issued under this Plan are from previously unissued reserves. At December 31, 1994, 402,778 shares remain available for issuance under the Plan.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

9.  INCOME TAXES

In 1993, The Company changed its method of accounting for income taxes from the deferred method to the liability method required by STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES (the Statement). Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the Statement, income tax expense was determined using the deferred method. Under this method, deferred tax expense was based on items of income and expense reported in different years of the financial statements and tax returns and was measured using the tax rate in effect in the year the difference originated.

As permitted by the Statement, the Company elected not to restate the financial statements of any prior periods, the impact of which would not be material. The cumulative effect of adopting the Statement for periods prior to January 3, 1993 is $2.1 million or $.05 per share and is shown separately in the Consolidated Statement of Earnings for 1993. The change did not impact pretax income in 1993.

Significant components of the Company's deferred tax assets and liabilities for the fiscal years ended December 31, 1994 and January 1, 1994 were as follows:

                                                       (In thousands)

                                                    1994           1993

Deferred Tax Liabilities:

  Depreciation and amortization                   $32,113        $31,877
  Other                                             2,325          1,894
                                                   34,438         33,771

Deferred Tax Assets:

  Capital leases                                   (5,072)        (4,350)
  Insurance reserves                               (9,742)        (9,918)
  Employee benefit plans                           (3,576)        (2,342)
  Other                                            (1,681)        (1,328)
                                                  (20,071)       (17,938)

                                                   14,367         15,833

Net current deferred tax assets                     7,519          7,920

Net non-current deferred tax liabilities          $21,886        $23,753

                        HANNAFORD BROS. CO. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

The Company expects to realize the deferred tax assets in the ordinary course of business operations in subsequent years, and, accordingly, has not established a valuation reserve relative to these amounts.

The components of the provision for income taxes were as follows:


                                                 (In thousands)
                                                                     Deferred
                                      Liability Method                Method

                                   1994              1993              1992
Current
  Federal                         $34,585           $29,118           $27,848
  State                             9,100             6,732             7,390
                                   43,685            35,850            35,238

Deferred
  Federal                          (1,209)              842            (1,591)
  State                              (416)              886            (1,171)
                                   (1,625)            1,728            (2,762)
Total income tax expense          $42,060           $37,578           $32,476


The components of the provision for deferred income tax expense for 1992 were as follows:

                                            (In thousands)

                                                1992

Depreciation                                  $   931
Insurance reserves                             (2,037)
Other                                          (1,656)

                                              $(2,762)

                       HANNAFORD BROS. CO. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



    The reconciliation of income tax computed at the United States Federal statutory tax rates to income tax expense is:


                                         (In thousands)
                                                               Deferred
                              Liability Method                  Method


                           1994               1993               1992

                     Amount  Percent    Amount  Percent    Amount  Percent


Tax at U.S.
 statutory rate     $36,522   35.00%   $32,264   35.00%   $27,768   34.00%
State income taxes,
 net of federal tax
 benefit              5,645    5.41      4,973    5.39      4,104    5.02
Other - net            (107)   (.10)       341     .37        604     .74

                    $42,060   40.31%   $37,578   40.76%   $32,476   39.76%

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

10. RETIREE INSURANCE BENEFITS

The Company provides certain health care and life insurance benefits for retired employees. Generally, employees became eligible for these benefits if they retired in accordance with the Company's established retirement policy. The Company has reserved the right to modify or terminate these plans.

Effective January 3, 1993, the Company adopted SFAS NO. 106 - EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This Statement generally requires the Company to accrue the cost of retiree health and other postretirement benefits during the working careers of active employees. The Company elected the prospective transition approach and is amortizing the transition obligation on a straight-line basis over a 20-year period. The impact of this change on fiscal years 1994 and 1993 and the pro forma effect on fiscal year 1992 was not material.

The following sets forth the plan's status at December 31, 1994 and January 1, 1994:

                                                        (In thousands)
                                                     1994           1993
Accumulated postretirement benefit obligation (APBO):

   Retirees                                       $   7,403       $   9,098
   Actives - eligible to retire                         461             340
   Actives - not eligible to retire                   1,230           1,710

        Total APBO                                    9,094          11,148

Plan assets at fair value                                 0               0
Accumulated postretirement benefit obligation
   in excess of plan assets                           9,094          11,148
Unrecognized transition obligation                   (9,952)        (10,505)
Unrecognized net gain                                 1,918               -
   Accrued postretirement benefit liability       $   1,060       $     643

Net periodic postretirement benefit cost for 1994 and 1993 included the following components:

   Service Cost                                   $      82       $     117
   Interest Cost                                        686             901
   Amortization of transition obligation
        over 20 years                                   497             553

        Net periodic postretirement benefit cost  $   1,265       $   1,571

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

An 8% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1995, gradually decreasing to 5% by the year 2003.

Increasing the assumed health care cost trends by one percentage point in each year would increase the accumulated post retirement benefit obligation as of December 31, 1994 by $0.8 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1994 by $0.1 million. Discount rates of 8.0% and 7.5% were used to determine the accumulated postretirement benefit obligation in 1994 and 1993, respectively.

                                                                                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                                                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                   (continued)


11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a presentation of selected financial data for each of the four quarters of fiscal years 1994, 1993 and 1992.  During 1993, the Company adopted SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES (Note 9).  The cumulative effect of this adjustment, which increased net earnings by $2,100,000, is reflected in the first quarter of 1993.  Fourth Quarter
1992 results are for 14 weeks of operations while all other quarters presented are for 13 weeks.  In addition, Fourth
Quarter 1992 includes a LIFO credit of $1,865,000 (before income taxes) primarily due to a decrease in inventory levels and a change to management's estimated inflation during the first three quarters of the year.

                                     (In thousands except per share amounts)

                                          First            Second           Third             Fourth
                                         Quarter           Quarter         Quarter           Quarter
1994
Sales and other revenues......           $519,078          $538,216        $622,554          $611,907
Gross margin......................        125,745           134,132         151,612           151,767
Net earnings......................         11,059            15,409          19,102            16,718
     Per common share.............       $    .27          $    .37        $    .46          $    .40

Weighted average common shares
  outstanding.....................         41,316            41,463          41,655            41,745



1993

Sales and other revenues......           $490,565          $517,974        $530,064          $516,286
Gross margin......................        121,534           129,462         133,125           126,836
Net earnings......................         11,869            14,486          16,000            14,350
     Per common share.............       $    .29          $    .35        $    .39          $    .35

Weighted average common shares
  outstanding.....................         40,859            41,044          41,121            41,175


1992

Sales and other revenues......           $486,769          $512,475        $526,438          $540,341
Gross margin......................        121,281           126,813         131,606           134,168
Net earnings......................          8,812            12,578          14,432            13,372
     Per common share.............       $    .22          $    .31        $    .35          $    .33

Weighted average common shares
  outstanding.....................         40,275            40,473          40,602            40,715




ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                     Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This item, except for certain information relating to Executive Officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 1995.

ITEM 11. EXECUTIVE COMPENSATION

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 1995.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a) 1., 2.  Consolidated Financial Statements and Related
            Schedules                                                   PAGES

    Report of Independent Accountants.............................        24

    Consolidated Balance Sheets - December 31, 1994 and
       January 1, 1994............................................       25-26

    Consolidated Statements of Earnings - Fiscal Years Ended,
       December 31, 1994, January 1, 1994 and January 2, 1993.....        27

    Consolidated Statements of Changes in Shareholders'
       Equity - Fiscal Years Ended, December 31, 1994,
       January 1, 1994, and January 2, 1993.......................        28

    Consolidated Statements of Cash Flows
       - Fiscal Years Ended, December 31, 1994,
       January 1, 1994, and January 2, 1993.......................       29-30

    Notes to Consolidated Financial Statements....................       31-49


Schedules I, II, III and IV are not included as they are not applicable.

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

   3.2 - By-Laws of the Registrant
         Incorporated by reference to Exhibit 3.2 to the

                                                                       PAGES

          Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File
          No. 1-7603).

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


  NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.2 through 10.29 below.

 10.2 - There are incorporated herein by reference (i) the amended and restated Hannaford Bros. Co. Employees' Retirement Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603) and (ii) the First Amendment to the Hannaford Bros. Co. Employees' Retirement Plan, effective on or before January 1, 1994, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

                                                                        PAGES

 10.3  - Second Amendment to the Hannaford Bros. Co. Employees'          59-69
         Retirement Plan, effective on or after January 1, 1994.

 10.4 - There is incorporated herein by reference the amended and restated Supplemental Executive Retirement Plan, a copy of which was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.5  - First Amendment to the Hannaford Bros. Co. Supplemental           70
         Executive Retirement Plan, effective June 1, 1994.

 10.6  - Amended and restated Hannaford Bros. Co. Employee               71-78
         Stock Purchase Plan, effective October 19, 1994.

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

 10.8 - There are incorporated herein by reference (i) the Registrant's 1993 Long Term Incentive Plan, effective January 3, 1993, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603) and
         (ii) the First Amendment to the Registrant's 1993 Long Term Incentive Plan, effective January 2, 1994, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

 10.9 - There are incorporated herein by reference (i) the Registrant's 1980 Long Term Incentive Plan, a copy of which was filed as Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1981 (SEC File No. 1-7603); (ii) an Amendment to said Plan, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3,

                                                                        PAGES

         1987 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit
         10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603); (v) the Fourth Amendment to said Plan, a copy of which was filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603); and (vi) the Fifth Amendment to said Plan, a copy of which was filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (SEC File No. 1-7603).

 10.10 - There are incorporated herein by reference (i) the Registrant's Annual Incentive Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 1-7603) and (ii) a First Amendment to said Plan, a copy of which was filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603).

 10.11 - There are incorporated herein by reference (i) an Employment Continuity Agreement between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated April 28, 1992, a copy of which was filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.12 - Second Amendment to an Employment Continuity Agreement          79
         between the Registrant and James L. Moody, Jr., dated March
         13, 1995.

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

 10.14 - Second Amendment to an Employment Continuity Agreement           80
         between the Registrant and Hugh G. Farrington, dated March
         13, 1995.

                                                                        PAGES

 10.15 - There are incorporated herein by reference (i) a standard form of Employment Continuity Agreement between the Registrant and various of its executive officers, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) Amendment to Form of said Agreement, dated April 28, 1992, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.16 - Second Amendment to a standard form of Employment Continuity     81
         Agreement between the Registrant and various of its executive officers.

 10.17 - There is incorporated herein by reference a standard form Deferred Compensation Agreement available to outside directors of the Registrant, a copy of which was filed as
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984 (SEC File No. 1-7603).

 10.18 - There is incorporated herein by reference the Amended and Restated Savings and Investment Plan of the Registrant, a copy of which was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.19 - First Amendment to the Amended and Restated Savings &           82-89
         Investment Plan of the Registrant, effective on or after January 1, 1994.

 10.20 - There are incorporated herein by reference (i) the Registrant's Amended and Restated Deferred Compensation Plan available to certain management employees of the Registrant, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603) and (ii) the First Amendment to the Amended and Restated Deferred Compensation Plan, adopted October 11, 1993, a copy of which was filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

 10.21 - There is incorporated herein by reference a standard form of Deferred Compensation Agreement available to certain management employees pursuant to the Registrant's Amended and Restated Deferred Compensation Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

                                                                        PAGES

 10.22 - There are incorporated herein by reference (i) the Registrant's 1988 Stock Plan, a copy of which was filed as
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-22666); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit
         10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603);
         (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (SEC File No. 1-7603); (iv) the Third Amendment to the Registrant's 1988 Stock Plan, effective January 3, 1993, a copy of which was filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603); and (v) the Fourth Amendment to the Registrant's 1988 Stock Plan, effective January 1, 1994, a copy of which was filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

 10.23 - Fifth Amendment to the Registrant's 1988 Stock Plan,             90
         effective January 1, 1994.

 10.24 - There are incorporated herein by reference (i) a Retirement Plan for Outside Directors of the Registrant, effective December 30, 1990, a copy of which was filed as Exhibit
         10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (SEC File No. 1-7603).

 10.25 - There are incorporated herein by reference (i) an Agreement, dated February 11, 1991, between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated May 14, 1992, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.26 - There is incorporated herein by reference a letter agreement between the Registrant and Norman E. Brackett, dated September 9, 1992, a copy of which was filed as Exhibit
         10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

                                                                        PAGES

 10.27 - There is incorporated herein by reference a letter agreement between the Registrant and Roger W. Hoyt, dated September 9, 1992, a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.28 - Letter Agreement between the Registrant and Roger W. Hoyt,      91-92
         dated June 1, 1994.

 10.29 - Letter Agreement between the Registrant and Roger W. Hoyt,      93-94
         dated August 15, 1994.



 21    - Subsidiaries of the Registrant............................       95

 23    - Consents of Accountants...................................       96

 27    - Financial Data Schedule                                          97

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                    SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNAFORD BROS. CO.



 s/Norman E. Brackett
Norman E. Brackett
Sr. Vice President, Chief
Financial Officer
(Principal Financial Officer)
March 8, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 s/James L. Moody, Jr.    s/Laurel Cutler             s/David F. Sobey
James L. Moody, Jr.      Laurel Cutler               David F. Sobey
Chairman of the Board    Director                    Director
Director                 March 8, 1995               March 8, 1995
March 8, 1995

                          s/Walter J. Salmon          s/Robert L. Strickland
 s/Norman E. Brackett    Walter J. Salmon            Robert L. Strickland
Norman E. Brackett       Director                    Director
Sr. Vice President,      March 8, 1995               March 8, 1995
Chief Financial Officer
(Principal Accounting Officer)
March 8, 1995
                          s/Richard K. Lochridge
                         Richard K. Lochridge        Claudine B. Malone
 s/Hugh G. Farrington    Director                    Director
Hugh G. Farrington       March 8, 1995
President
Chief Executive Officer
Director
March 8, 1995             s/Robert D. Bolinder
                         Robert D. Bolinder          William A. Andres
                         Director                    Director
 s/Bruce G. Allbright    March 8, 1995
Bruce G. Allbright
Director
March 8, 1995             s/William T. End            s/James W. Gogan
                         William T. End              James W. Gogan
                         Director                    Director
                         March 8, 1995               March 8, 1995