Form 10-Q
period 1995-04-01
HANNAFORD BROTHERS CO
filed 1995-05-09
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   April 1, 1995

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

     As of May 1, 1995, there were 42,046,226 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                            TABLE OF CONTENTS

                                   PART I

                            FINANCIAL INFORMATION

                                                                    Page
  No.

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, April 1, 1995 and
                December 31, 1994                                     3-4

           Consolidated Statements of Earnings, Three Months
                Ended April 1, 1995 and April 2, 1994                  5

           Consolidated Statements of Cash Flows,
                Three Months Ended April 1, 1995
                and April 2, 1994                                     6-7

           Notes and Schedules to Consolidated Financial Statements   8-9

  Item 2.  Management's Discussion and Analysis of
                First Quarter 1995 Results                           10-13

                                   PART II

  Item 5.  Other Information and Signatures                           14

  Item 6.  Exhibits and Reports on Form 8-K                           14

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                    (In thousands)
                                              (UNAUDITED)
                                                April 1,      December 31,
                                                 1995             1994

  Current assets:
      Cash and cash items                       $ 57,063          $ 40,955
      Accounts receivable, net                    11,538            14,240
      Inventories                                124,137           132,423
      Prepaid expenses                             4,794             6,210
      Deferred income taxes                        7,762             7,519
          Total current assets                   205,294           201,347

  Property, plant and equipment, net             508,928           503,941

  Leased property under capital leases, net       57,850            58,821

  Investment in financing leases                   1,744             1,753

  Other assets:
      Deferred charges, net                      102,666           101,548
      Computer software costs, net                 8,601             8,382
      Notes receivable                             1,187             1,229
      Miscellaneous assets                           624               584
          Total other assets                     113,078           111,743

                                                $886,894          $877,605


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands except share amounts)

                                             (UNAUDITED)
                                               April 1,        December 31,
                                                 1995              1994

  Current liabilities:
      Current maturities of long-term debt      $ 14,649          $ 14,409
      Obligations under capital leases             1,358             1,382
      Accounts payable                            87,107            89,927
      Accrued payroll                             16,707            19,017
      Other accrued expenses                      27,090            29,738
      Income taxes                                 9,061             4,167
           Total current liabilities             155,972           158,640

  Deferred income tax liabilities                 21,501            21,886

  Other liabilities                               20,108            19,365

  Long-term debt                                 151,663           153,687

  Obligations under capital leases                69,220            69,552

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                   -                 -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                  -                 -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        issued and outstanding 41,960,717
        shares at April 1, 1995, and
        41,779,342 shares at December 31, 1994   31,471            31,335
      Additional paid-in capital                114,328           110,669
      Preferred stock purchase rights               420               418
      Retained earnings                         322,211           312,053
          Total shareholders' equity            468,430           454,475
                                               $886,894          $877,605

  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands except per share data)

                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                April 1,           April 2,
                                                  1995              1994

  Sales and other revenues                       $598,796          $519,078
  Cost of sales                                   452,842           393,333

  Gross margin                                    145,954           125,745
  Selling, general and administrative expenses    116,156           102,396

  Operating profit                                 29,798            23,349

  Interest expense, net                             5,395             4,735

  Earnings before income taxes                     24,403            18,614

  Income taxes                                      9,839             7,555

      Net earnings                               $ 14,564          $ 11,059

  Per share of common stock:

      Net earnings                               $    .35          $    .27

      Cash dividends                             $   .105          $   .095

  Weighted average number of common shares
    outstanding                                    41,888            41,316

  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                          (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                     April 1,      April 2,
                                                      1995           1994

  Cash flows from operating activities:
      Net income                                    $ 14,564      $ 11,059
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               16,825        14,443
          Decrease in inventories                      8,286        10,832
          Decrease in receivables and prepayments      4,160         1,553
          Decrease in accounts payable
            and accrued expenses                      (7,036)      (10,194)
          Increase in income taxes payable             4,894         4,963
          Decrease in deferred taxes                    (627)         (418)
          Other operating activities                     (31)          314
            Net cash provided by operating
              activities                              41,035        32,552

  Cash flows from investing activities:
          Acquisition of property, plant and
            equipment                                (18,366)      (12,425)
          Sale of property, plant and
            equipment, net                               400         1,361
          Increase in deferred charges                (3,293)       (1,225)
          Increase in computer software costs           (919)         (645)
          Decrease in short-term investments              --         4,970
            Net cash used in investing activities    (22,178)       (7,964)

  Cash flows from financing activities:
          Principal payments under capital
            lease obligations                           (355)         (340)
          Payments of long-term debt                  (1,784)       (4,166)
          Issuance of common stock                     3,794         3,506
          Dividends paid                              (4,404)       (3,978)
            Net cash used in financing activities     (2,749)       (4,978)

  Net increase in cash and cash items                 16,108        19,610
  Cash and cash items at beginning of period          40,955        77,496
  Cash and cash items at end of period              $ 57,063      $ 97,106

  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information

                                                    (Dollars in thousands)
                                                         (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                   April 1,        April 2,
  Cash paid during the first quarter for:            1995           1994

      Interest (net of amount capitalized,
        $287 in 1995 and $514 in 1994)              $4,448          $4,644

      Income taxes                                  $5,572          $3,010


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

     Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by preferred stock dividends of $47,000 for the three months ended April 2, 1994. All of the remaining outstanding shares of preferred stock were redeemed in the second quarter of 1994, so there were no preferred dividends paid in the first quarter of 1995.

     It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                      (In thousands)
                                                (Unaudited)
                                                  April 1,    December 31,
                                                   1995           1994

      Land and improvements                       $ 84,031       $ 81,667
      Buildings                                    205,631        203,645
      Furniture, fixtures & equipment              301,549        294,792
      Leasehold interests & improvements           170,904        169,178
      Construction in progress                      10,586          6,193
                                                   772,701        755,475
      Less accumulated depreciation and
         amortization                              263,773        251,534
                                                  $508,928       $503,941

  3.  LEASED PROPERTY

      Leased property under capital leases consists of the following:

                                                       (In thousands)
                                             (Unaudited)
                                               April 1,    December 31,
                                                1995           1994

      Real property                            $76,146        $76,552
      Less accumulated amortization             18,296         17,731
                                               $57,850        $58,821

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1995
           RESULTS

  RESULTS OF OPERATIONS

      Sales and other revenues rose 15.4% for the first quarter of 1995, to $598.8 million, an increase of $79.7 million over the first quarter of 1994. Retail sales increased $80.2 million or 16.1% to $578.5 million, reflecting a decrease of $0.7 million or 0.1% in sales from supermarkets that were open in both periods presented ("same store sales") and additional sales of $80.9 million from the net impact of new, expanded and closed stores as well as the acquisition of Wilson's Supermarkets in July, 1994. Other sales and revenues, which include wholesale, trucking, real estate and miscellaneous retail operations, decreased $0.5 million.

      Due to sales and other revenues from the Easter holiday occurring in the first quarter last year and the second quarter this year, same store sales were down 0.1% for the quarter. Adjusting for estimated Easter sales, same store sales increases in the quarter were 1.2%. This increase sustains a positive trend that started in late 1993. Since sales have improved during the quarter, it appears that the trend in same store sales increases in 1995 is somewhat better than the 1.6% reported for 1994.

      Excluding the sales and other revenues from Wilson's Supermarkets, the Company's sales and other revenues were up 5.2 % for the quarter.

      During the first three months of 1995, gross margins increased to 24.4% of sales and other revenues in comparison to 24.2% for the comparable 1994 period.

      Selling, general and administrative expenses decreased to 19.4% of sales and other revenues in the first quarter of 1995 as compared to

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1995 RESULTS

      19.7% in the first quarter of 1994. This continues a downward trend that began in 1992. Payroll and payroll related expenses, which exceeded 50% of total selling, general and administrative expenses in both periods presented, were primarily responsible for this decrease. This resulted from cost containment efforts coupled with positive synergies resulting from the acquisition of Wilson's Supermarkets in July, 1994.

      Net earnings increased 31.7% in the first quarter of 1995 to $14.6 million or 2.4% of sales and other revenues, an increase of $3.5 million from 1994 first quarter earnings of $11.1 million or 2.1% of sales and other revenues. These increases are the result of increased sales, reduced selling, general and administrative expenses expressed as a percentage of sales, and a slightly improved gross margin.

      Management does not expect net earnings increases of this magnitude for the balance of fiscal 1995. The Company's 1995 store opening schedule is heavily weighted toward the latter part of the year, and it will be entering new markets in the Southeastern region. Management expects those factors to reduce the Company's percentage increases in net earnings during the second half of fiscal 1995.

  CAPITAL RESOURCES AND LIQUIDITY

      The current ratio (FIFO basis) on April 1, 1995 was 1.41 while working capital (FIFO basis) was $64.2 million, or 7.2% of total assets. On December 31, 1994, the current ratio (FIFO basis) was
      1.36 while working capital (FIFO basis) was $57.1 million, or 6.5% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $14.8 million on April 1, 1995 and $14.3 million on December 31, 1994. The Company's liquidity position

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1995 RESULTS

      is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $50 million and available unused lines of short-term credit of $28 million on April 1, 1995. Cash and cash items increased $16.1 million to $57.1 million at April 1, 1995 from $41.0 million at December 31, 1994. This increase is primarily the result of cash provided by operating activities partially reduced by cash used in investing activities.

      Cash provided by operating activities was $41.0 million in the first quarter of 1995, an increase of $8.5 million over the $32.5 million provided in the first quarter of 1994. This increase is primarily attributable to improved results of operations and higher depreciation and amortization coupled with a decreased investment in working capital. Inventories decreased $8.3 million in the first quarter of 1995 as the Company continues to apply buying practices designed to meet its product distribution needs in a more efficient and cost effective manner.

      Cash used in investing activities increased $14.2 million during the first quarter of 1995 to $22.2 million from $8.0 million during the first quarter of 1994. This increase is primarily the result of increased capital expenditures during the quarter. These first quarter capital expenditures are primarily composed of costs incurred in meeting the Company's 1995 capital program. Total capital expenditures totalled $22.6 million in the first quarter of 1995 and were composed of $18.4 million in additions to property, plant and equipment and $4.2 million in deferred charges and computer software costs. During the next three quarters the Company expects to open 14 supermarkets including 7 stores in four new southeastern markets, and three new stores, as well as four relocations, in the Northeast.
      The Company expects to spend in the range of $170 million in 1995 for capital expenditures. This program is subject to continuing change and review as conditions warrant. Net square footage of retail

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1995 RESULTS

      selling space is expected to increase by approximately 12% by year-end 1995. The 1995 capital program is expected to be financed by cash and cash items, internally generated funds and leases.

      Cash used in financing activities was $2.7 million in the first quarter of 1995 as compared to $5.0 million in the first quarter of 1994. The Company continues to maintain a strong capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

                                 PART II

  Item 5:  Other Information

      A limited review was made of the results of the three-month period ended April 1, 1995, by Coopers & Lybrand. No adjustments were proposed by Coopers & Lybrand during the course of their review.

  Item 6:  Exhibits and Reports on Form 8-K

      (a) There were no reports on Form 8-K filed during the first quarter.

      (b) Exhibits required by Item 601 of Regulation S-K

          15 Letter from Coopers & Lybrand L.L.P. furnished pursuant to Regulation S-X.

          23 Letter from Coopers & Lybrand L.L.P furnished pursuant to Rule 436(c) under the Securities Act of 1933.

          27  Financial Data Schedule

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HANNAFORD BROS. CO.



  Date    May 9, 1995                          s/Norman E. Brackett
                                              Norman E. Brackett
                                              Senior Vice President
                                              (Chief Financial Officer)



  Date     May 9, 1995                          s/Charles H. Crockett
                                              Charles H. Crockett
                                              Assistant Secretary