Form 10-Q
period 1995-07-01
HANNAFORD BROTHERS CO
filed 1995-08-11
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   July 1, 1995

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

      As of July 24, 1995, there were 42,122,347 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                  Page No.

  Item 1.  Financial Statements

           Consolidated Balance Sheets, July 1, 1995 and
                December 31, 1994                                     3-4

           Consolidated Statements of Earnings, Three Months
                Ended July 1, 1995 and July 2, 1994                   5

           Consolidated Statements of Earnings, Six Months
                Ended July 1, 1995 and July 2, 1994                   6

           Consolidated Statements of Cash Flows, Six Months
                Ended July 1, 1995 and July 2, 1994                   7-8

           Notes and Schedules to Consolidated Financial
                Statements                                            9-10

  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1995 Results                          11-14

                         PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders       15-16

  Item 5.  Other Information                                           16

  Item 6.  Exhibits and Reports on Form 8-K                          17-18

  Signatures                                                           19

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                (Dollars in thousands)
                                            (UNAUDITED)
                                              July 1,          December 31,
                                                1995               1994

  Current assets:
      Cash and cash items                     $ 65,714           $ 40,955
      Accounts receivable, net                  12,475             14,240
      Inventories                              134,644            132,423
      Prepaid expenses                           4,443              6,210
      Deferred income taxes                      8,035              7,519
           Total current assets                225,311            201,347

  Property, plant and equipment, net           519,647            503,941

  Leased property under capital leases, net     56,622             58,821

  Investment in financing leases                 1,735              1,753

  Other assets:
      Deferred charges, net                    105,557            101,548
      Computer software costs, net               9,412              8,382
      Notes receivable                           1,142              1,229
      Miscellaneous assets                         613                584
           Total other assets                  116,724            111,743

                                              $920,039           $877,605



  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                (Dollars in thousands)
                                            (UNAUDITED)
                                              July 1,          December 31,
                                                1995               1994

  Current liabilities:
      Current maturities of long-term debt    $ 14,802           $ 14,409
      Obligations under capital leases           1,380              1,382
      Accounts payable                         103,145             89,927
      Accrued payroll                           19,680             19,017
      Other accrued expenses                    29,711             29,738
      Income taxes                               2,793              4,167
           Total current liabilities           171,511            158,640

  Deferred income tax liabilities               21,811             21,886

  Other liabilities                             21,171             19,365

  Long-term debt                               150,671            153,687

  Obligations under capital leases              68,531             69,552

  Shareholders' equity

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                  -                  -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                 -                  -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        issued and outstanding 42,103,612
        shares at July 1, 1995, and
        41,779,342 shares at December
        31, 1994                                31,578             31,335
      Additional paid-in capital               117,529            110,669
      Preferred stock purchase rights              421                418
      Retained earnings                        336,816            312,053
           Total shareholders' equity          486,344            454,475
                                              $920,039           $877,605

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                               July 1,           July 2,
                                                1995              1994

  Sales and other revenues                    $634,798           $538,216
  Cost of sales                                481,743            404,084

  Gross margin                                 153,055            134,132
  Selling, general and administrative
      expenses                                 116,241            103,089

  Operating profit                              36,814             31,043

  Interest expense, net                          4,892              5,210

  Earnings before income taxes                  31,922             25,833

  Income taxes                                  12,897             10,424

      Net earnings                            $ 19,025           $ 15,409

  Per share of common stock:

      Net earnings                            $    .45           $    .37

      Cash dividends                          $   .105           $   .095

  Weighted average number of common shares
    outstanding                                 42,049             41,463



  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                   SIX MONTHS ENDED
                                               July 1,           July 2,
                                                1995              1994

  Sales and other revenues                   $1,233,594        $1,057,294
  Cost of sales                                 934,585           797,417

  Gross margin                                  299,009           259,877
  Selling, general and administrative
     expenses                                   232,397           205,485

  Operating profit                               66,612            54,392

  Interest expense, net                          10,287             9,945

  Earnings before income taxes                   56,325            44,447

  Income taxes                                   22,736            17,979

      Net earnings                           $   33,589        $   26,468

  Per share of common stock:

      Net earnings                           $      .80        $      .64

      Cash dividends                         $      .21        $      .19

  Weighted average number of common shares
    outstanding                                  41,969            41,389


  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Dollars in thousands)
                                                           (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                    July 1,        July 2,
                                                      1995          1994
  Cash flows from operating activities:
      Net income                                    $ 33,589      $ 26,468
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                33,741        29,198
         (Increase) Decrease in inventories           (2,221)       10,519
         Decrease in receivables
            and prepayments                            3,618         1,429
         Increase (Decrease) in accounts payable
            and accrued expenses                      14,713        (7,174)
         Increase (Decrease) in income taxes payable  (1,375)        1,888
         Decrease in deferred taxes                     (591)         (418)
         Other operating activities                      (50)       (1,719)
           Net cash provided by operating
             activities                               81,424        60,191

  Cash flows from investing activities:
          Acquisition of property, plant and
            equipment                                (47,841)      (31,629)
          Sale of property, plant and
            equipment, net                             1,894         1,431
          Increase in deferred charges                (2,473)       (4,415)
          Increase in computer software costs         (2,343)       (1,252)
          Decrease in short-term investments              --        19,851
            Net cash used in investing activities    (50,763)      (16,014)

  Cash flows from financing activities:
          Principal payments under capital
            lease obligations                           (709)         (679)
          Issuance of common stock                     7,103         5,944
          Payments of long-term debt                  (3,474)       (8,278)
          Dividends paid                              (8,822)       (7,946)
            Net cash used for financing activities    (5,902)      (10,959)

  Net Increase in cash and cash items                 24,759        33,218
  Cash and cash items at beginning of period          40,955        77,496
  Cash and cash items at end of period              $ 65,714      $110,714

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information


                                                     (Dollars in thousands)
                                                          (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                    July 1,        July 2,
  Cash paid during the first half for:                1995          1994

      Interest (net of amount capitalized,
        $839 in 1995 and $1,013 in 1994)             $11,667        $11,496

      Income taxes                                   $24,702        $16,509



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

     Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by preferred stock dividends of $27,000 for the three months ended July 2, 1994 and $74,000 for the six months ended July 2, 1994. All of the remaining outstanding shares of preferred stock were redeemed in the second quarter of 1994, so there were no preferred dividends paid in 1995.

     It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                      (In thousands)
                                             (Unaudited)
                                               July 1,         December 31,
                                                 1995              1994

      Land and improvements                    $ 82,867          $ 81,667
      Buildings                                 208,206           203,645
      Furniture, fixtures & equipment           312,417           294,792
      Leasehold interests & improvements        170,918           169,178
      Construction in progress                   21,606             6,193
                                                796,014           755,475
      Less accumulated depreciation and
        amortization                            276,367           251,534
                                               $519,647          $503,941

  3.  LEASED PROPERTY

      Leased property under capital leases consists of the following:

                                                    (in thousands)
                                          (Unaudited)
                                            July 1,            December 31,
                                             1995                  1994

      Real property                          $75,309              $76,552
      Less accumulated amortization           18,687               17,731
                                             $56,622              $58,821

  4.  ACQUISITION

      On July 20, 1995 the Company announced it had reached an agreement to purchase eight supermarket locations owned and operated by Farm Fresh, Inc., for approximately $25 million in cash. The purchase will include six stores located in Richmond, Virginia, and one in Charlottesville, Virginia. Another store is currently under construction in Richmond. The Company expects to complete this asset purchase in the fall. The purchase will have no material impact on Hannaford earnings for the year.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1995
           RESULTS

  RESULTS OF OPERATIONS

     Sales and other revenues rose 16.7% for the first half of 1995, to $1,233.6 million, an increase of $176.3 million over the first half of 1994. Retail sales increased $177.0 million or 17.7% to $1,192.0 million, reflecting an increase of $15.0 million or 1.5% in sales from supermarkets that were open in both periods presented ("same store sales") and additional sales of $162.0 million from the net impact of new, expanded, and closed stores as well as the acquisition of Wilson's Supermarkets in July, 1994. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $0.7 million.

     In the second quarter of 1995, sales and other revenues were $634.8 million, an increase of $96.6 million or 17.9% over those reported for the same period of 1994. Retail sales increased $96.8 million or 18.7% to $613.5 million, reflecting an increase of $15.9 million or 3.2% in same store sales and additional sales of $80.9 million from the net impact of new, expanded and closed stores as well as the acquisition of Wilson's Supermarkets in July, 1994. Other sales and revenues decreased $0.2 million. Due to sales and other revenues from the Easter holiday occurring in the first quarter last year and the second quarter this year, same store sales were up 3.2% for the quarter. Adjusting for estimated Easter sales, same store sales increases in the second quarter were 1.9%. This increase sustains a positive trend that started in 1993 and is slightly higher than the adjusted increase of 1.2% reported for the first quarter of 1995. Since sales have improved in the second quarter and initial summer sales have been strong, it appears that the trend in same store sales increases for the second half of 1995 is somewhat better than the 1.6% reported for 1994.

     Excluding the sales and other revenues from Wilson's Supermarkets, the Company's sales and other revenues were up 7.4% for the quarter and 6.3% for the first half of 1995.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1995 RESULTS

     Gross margins decreased in the first half of 1995 to 24.2% of sales and other revenues in comparison to 24.6% in the first half of 1994. For the second quarter of 1995, gross margins were 24.1% versus 24.9% for the second quarter of 1994. These decreases in margins continue a trend that began in the second half of 1993. These decreases reflect the ongoing competitive pressures throughout the Company's marketing territories. The Company continues to focus on maintaining a competitive pricing strategy in its marketing areas by passing operating efficiencies on to its customers in the form of lower prices. The decreases also reflect lower gross margins earned by Wilson's Supermarkets.

     Selling, general and administrative expenses decreased to 18.8% of sales and other revenues in the first half of 1995 as compared to 19.4% in the first half of 1994. This continues a significant downward trend that began in 1992 when first half selling, general and administrative expenses were 20.3% of sales and other revenues. For the second quarter of 1995, selling, general and administrative expenses were 18.3% of sales and other revenues versus 19.2% for the second quarter of 1994. Payroll and payroll related expenses, which exceeded 50% of total selling, general and administrative expenses in all periods presented, were primarily responsible for this decrease. This resulted from cost containment efforts coupled with positive synergies resulting from the acquisition of Wilson's Supermarkets. These reductions were also favorably impacted by the lower operating cost structure of Wilson's Supermarkets.

     Net earnings increased 26.9% in the first half of 1995 to $33.6 million or 2.7% of sales and other revenues, an increase of $7.1 million from 1994 first half earnings of $26.5 million or 2.5% of sales and other revenues. Second quarter 1995 net earnings were $19.0 million or 3.0% of sales and other revenues as compared to $15.4 million or 2.9% of sales and other revenues in the second quarter of 1994. These improvements reflect the impact of reduced selling, general and administrative expenses expressed as a percentage of sales, offset by a reduction in gross margins.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1995 RESULTS

     Management does not expect earnings increases of this magnitude for the second half of fiscal 1995. The Company's 1995 store opening schedule is heavily weighted toward the latter part of the year, and it will be entering new markets in the Southeastern region. Management expects those factors to impact the quarterly mix of earnings in 1995 from that of prior years.

  CAPITAL RESOURCES AND LIQUIDITY

     The current ratio (FIFO basis) on July 1, 1995 was 1.40 while working capital (FIFO basis) was $68.6 million or 7.5% of total assets. On December 31, 1994, the current ratio (FIFO basis) was 1.36 while working capital (FIFO basis) was $57.1 million, or 6.5% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $14.8 million on July 1, 1995 and $14.3 million on December 31, 1994. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $50 million and available unused lines of short-term credit of $58 million on July 1, 1995. Cash and cash items increased $24.7 million to $65.7 million at July 1, 1995 from $41.0 million at December 31, 1994. This increase is primarily the result of cash provided by operating activities partially reduced by cash used in investing activities.

     Cash provided by operating activities was $81.4 million in the first half of 1995, an increase of $21.2 million over the $60.2 million provided in the first half of 1994. This increase is primarily attributable to improved results of operations, higher depreciation and amortization and a decreased investment in working capital. Accounts payable increased $13.2 million in the first half of 1995 due primarily to seasonal buying patterns and their associated payment terms.

     Cash used in investing activities increased $34.8 million during the first half of 1995 to $50.8 million from $16.0 million during the

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1995 RESULTS

     first half of 1994. This increase is the result of increased capital expenditures during the 1995 period coupled with proceeds on investments totaling $19.9 million in the first half of 1994. These funds were used to finance the acquisition of Wilson's Supermarkets. Total capital expenditures totaled $52.7 million in the first half of 1995 and were composed of $47.9 million in additions to property, plant and equipment and $4.8 million in deferred charges and computer software costs. These capital expenditures are primarily composed of costs incurred in meeting the Company's 1995 capital program. In June 1995, the Company opened a new supermarket in Brunswick, Maine, with approximately 32,000 square feet of retail selling space, which replaced a smaller, outdated facility. Excluding the acquisition (Note 4), during the second half, the Company expects to open 13 supermarkets, including 7 stores in four new southeastern markets, and 3 new stores, as well as three relocations, in the Northeast. Excluding the acquisition (Note 4), the Company expects to spend in the range of $150 million in 1995 for capital expenditures. This program is subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 12% by year-end 1995. The 1995 capital program is expected to be financed by cash and cash items, internally generated funds and leases.

     Cash used in financing activities was $5.9 million in the first half of 1995 as compared to $11.0 million in the first half of 1994. The Company continues to maintain a strong capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

                         PART II - OTHER INFORMATION

  Item 4:  Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders was held on May 24, 1995.

      (b) Not applicable.

      (c) The following issues were voted upon by shareholders. All matters were approved as indicated:

   1. ELECTION OF FOUR CLASS II DIRECTORS TO SERVE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS IN 1998.

                                       WITHHOLD
                                       AUTHORITY                 BROKER
                             FOR          FOR         TOTAL     NON-VOTES

  Hugh G. Farrington     34,212,118       117,319   34,329,437          0

  Walter J. Salmon       34,227,064       102,373   34,329,437          0

  David F. Sobey         34,220,973       108,464   34,329,437          0

  Robert L. Strickland   34,227,791       101,646   34,329,437          0


   2. RATIFICATION OF THE APPOINTMENT OF COOPERS & LYBRAND L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 30, 1995.

                                                                  BROKER
                            FOR         AGAINST      ABSTAIN    NON-VOTES

      TOTAL              34,198,812        43,134       87,491          0

   3. ADOPTION OF A PROPOSED STOCK OWNERSHIP PLAN FOR OUTSIDE DIRECTORS.

                                                              BROKER
                            FOR         AGAINST      ABSTAIN    NON-VOTES

      TOTAL              32,665,712     1,067,732      595,993          0

   4. APPROVAL OF CERTAIN AMENDMENTS TO THE 1988 STOCK PLAN TO REMOVE
      A LIMITATION ON THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE ISSUED UNDER THE PLAN, TO INCREASE THE NUMBER OF SHARES THAT MAY BE ISSUED UNDER INCENTIVE STOCK OPTIONS, TO LENGTHEN THE POTENTIAL VESTING PERIOD FOR RESTRICTED STOCK, AND TO ALLOW TRANSFERS OF STOCK OPTIONS TO FAMILY MEMBERS UNDER CERTAIN CONDITIONS.

                                                                 BROKER
                            FOR         AGAINST      ABSTAIN    NON-VOTES

      TOTAL              33,043,935       620,274      665,228          0

   5. APPROVAL OF AN AMENDMENT TO THE EMPLOYEE STOCK PURCHASE PLAN TO REMOVE THE SIX-MONTH SERVICE REQUIREMENT FOR ELIGIBILITY.

                                                                 BROKER
                            FOR         AGAINST      ABSTAIN    NON-VOTES

      TOTAL              33,292,374       392,146      644,917          0

      (d) Not applicable

  Item 5:  Other Information

      A limited review was made of the results of the three-month and six-month periods ended July 1, 1995, by Coopers & Lybrand.

      Under an Asset Purchase Agreement dated as of July 31, 1995, the Registrant has agreed to purchase certain supermarket properties from Farm Fresh, Inc. for approximately $25 million plus the cost of inventories. The transaction involves six supermarkets in and around Richmond, Virginia, one supermarket under construction in Richmond, and one supermarket in Charlottesville, Virginia. As part of the transaction, the Registrant will also be acquiring two other sites in Richmond that will be discontinued as supermarkets and held for resale to third parties. In addition, the Registrant will receive rights of first refusal on four other Farm Fresh supermarket locations in Richmond. Consummation of the transaction with Farm Fresh is subject to various conditions. The Registrant anticipates that the transaction will likely be completed this fall.

  Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation SK

          10.1 First Amendment to the Hannaford Bros. Co. Employee Stock Purchase Plan, approved by shareholders May 24, 1995 and effective February 7, 1995.

          10.2 Second Amendment to the Amended and Restated Savings and Investment Plan of the Registrant, approved by shareholders May 24, 1995 and generally effective January 1, 1993.

          10.3 Third Amendment to the Amended and Restated Savings and Investment Plan of the Registrant generally effective July 1, 1995.

          10.4 There is incorporated herein by reference the Hannaford Southeast Savings and Investment Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's Form S-8, dated June 8, 1995 (SEC Registration No. 033-60119).

          10.5 There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1988 Stock Plan, approved by shareholders May 24, 1995 and effective February 6, 1995, a copy of which was filed as Exhibit 4.5 to the Registrant's Form S-8, dated June 27, 1995 (SEC
                 Registration No. 033-60655).

          10.6 There is incorporated herein by reference the Hannaford Bros. Co. Stock Ownership Plan for Outside Directors, approved by shareholders May 24, 1995 and effective January 1, 1996, a copy of which was filed as Exhibit 4.5 to the Registrant's Form S-8, dated June 27, 1995 (SEC Registration No. 033-60691).

          10.7 Letter Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995.

          10.8 Consulting Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995.

          15 Letter of Coopers & Lybrand L.L.P. furnished pursuant to Regulation SX.

          23 Letter of Coopers & Lybrand L.L.P. regarding incorporation by reference to certain forms S-8 of the Registrant.

          27     Financial Data Schedule

      (b) There were no reports on Form 8-K filed during the quarter ended July 1, 1995.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HANNAFORD BROS. CO.



  Date August 11, 1995                         s/Blythe J. McGarvie
                                             Blythe J. McGarvie
                                             Senior Vice President
                                             (Chief Financial Officer)


  Date August 11, 1995                         s/Charles H. Crockett
                                             Charles H. Crockett
                                             Assistant Secretary