Form 10-Q
period 1995-09-30
HANNAFORD BROTHERS CO
filed 1995-11-06
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 30, 1995

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

      As of October 27, 1995, there were 42,260,465 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                 Page No.

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 1995 and
                December 31, 1994                                   3-4

           Consolidated Statements of Earnings, Three Months
                Ended September 30, 1995 and October 1, 1994         5

           Consolidated Statements of Earnings, Nine Months
                Ended September 30, 1995 and October 1, 1994         6

           Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1995
                and October 1, 1994                                 7-8

           Notes and Schedules to Consolidated Financial
                Statements                                          9-10

  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1995 Results                         11-16

                         PART II - OTHER INFORMATION

  Item 5.  Other Information                                        17

  Item 6.  Exhibits and Reports on Form 8K                          17

  Signatures                                                        18

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS



                                                  (Dollars in thousands)
                                               (UNAUDITED)
                                              September 30,    December 31,
                                                  1995             1994

  Current assets:
      Cash and cash items                       $ 31,647         $ 40,955
      Accounts receivable, net                    11,056           14,240
      Inventories                                146,603          132,423
      Prepaid expenses                             5,897            6,210
      Deferred income taxes                        7,935            7,519
           Total current assets                  203,138          201,347

  Property, plant and equipment, net             550,340          503,941

  Leased property under capital leases, net       55,668           58,821

  Other assets:
      Goodwill, net                               94,859           78,075
      Deferred charges, net                       24,384           23,473
      Computer software costs, net                10,166            8,382
      Miscellaneous assets                         2,795            3,566
           Total other assets                    132,204          113,496

                                                $941,350         $877,605


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                (Dollars in thousands)
                                           (UNAUDITED)
                                           September 30,      December 31,
                                               1995               1994

  Current liabilities:
      Current maturities of long-term debt     $ 14,953        $ 14,409
      Obligations under capital leases            1,411           1,382
      Accounts payable                          108,293          89,927
      Accrued payroll                            20,108          19,017
      Other accrued expenses                     33,523          29,738
      Income taxes                                1,399           4,167
           Total current liabilities            179,687         158,640

  Deferred income tax liabilities                21,843          21,886

  Other liabilities                              21,251          19,365

  Long-term debt                                146,425         153,687

  Obligations under capital leases               68,153          69,552

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                   -               -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                  -               -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        issued and outstanding 42,213,670
        shares at September 30, 1995, and
        41,779,342 shares at December 31, 1994   31,660          31,335
      Additional paid-in capital                119,811         110,669
      Preferred stock purchase rights               422             418
      Retained earnings                         352,098         312,053
           Total shareholders' equity           503,991         454,475
                                               $941,350        $877,605

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                            September 30,      October 1,
                                                1995              1994

  Sales and other revenues                     $653,879         $622,554
  Cost of sales                                 498,469          470,942

  Gross margin                                  155,410          151,612
  Selling, general and administrative
     expenses                                   118,392          114,326

  Operating profit                               37,018           37,286

  Interest expense, net                           4,199            5,392

  Earnings before income taxes                   32,819           31,894

  Income taxes                                   13,105           12,792

      Net earnings                             $ 19,714         $ 19,102

  Per share of common stock:

      Net earnings                             $    .47         $    .46

      Cash dividends                           $   .105         $   .095

  Weighted average number of common shares
    outstanding                                  42,168           41,655

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                        (UNAUDITED)
                                                     NINE MONTHS ENDED
                                             September 30,     October 1,
                                                 1995            1994

  Sales and other revenues                     $1,887,473      $1,679,848
  Cost of sales                                 1,433,054       1,268,359

  Gross margin                                    454,419         411,489
  Selling, general and administrative expenses    350,789         319,811

  Operating profit                                103,630          91,678

  Interest expense, net                            14,486          15,337

  Earnings before income taxes                     89,144          76,341

  Income taxes                                     35,841          30,771

      Net earnings                             $   53,303      $   45,570

  Per share of common stock:

      Net earnings                             $     1.27      $     1.10

      Cash dividends                           $     .315      $     .285

  Weighted average number of common shares
    outstanding                                    42,035          41,478

  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Dollars in thousands)
                                                          (UNAUDITED)
                                                      NINE MONTHS ENDED
                                                September 30,  October 1,
                                                    1995          1994
  Cash flows from operating activities:
    Net income                                    $ 53,303       $ 45,570
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization               50,653         45,894
        (Increase) decrease in inventories         (10,402)         5,488
        Decrease in receivables and prepayments      3,450            293
        Increase in accounts payable
          and accrued expenses                      23,779            230
        Increase (decrease) in income taxes
          payable                                   (2,768)         1,616
        Decrease in deferred taxes                    (458)          (287)
        Other operating activities                     854         (2,208)
          Net cash provided by operating
            activities                             118,411         96,596

  Cash flows from investing activities:
        Acquisition of Farm Fresh supermarkets     (23,850)             -
        Acquisition of Wilson's Supermarkets,
          net of cash acquired                           -       (110,007)
        Acquisition of property, plant and
          equipment                                (86,868)       (53,672)
        Sale of property, plant and
          equipment, net                             1,892          2,351
        Increase in goodwill and deferred
          charges                                   (2,825)        (1,800)
        Increase in computer software costs         (3,657)        (1,825)
        Decrease in short-term investments               -         19,855
          Net cash used in investing activities   (115,308)      (145,098)

  Cash flows from financing activities:
        Principal payments under capital
          lease obligations                         (1,057)          (705)
        Proceeds from issuance of long-term debt         -          3,800
        Issuance of common stock                     9,467          8,035
        Payments of long-term debt                  (7,568)        (9,549)
        Dividends paid                             (13,253)       (11,909)
          Net cash used for financing activities   (12,411)       (10,328)

  Net decrease in cash and cash items               (9,308)       (58,830)
  Cash and cash items at beginning of period        40,955         77,496
  Cash and cash items at end of period            $ 31,647       $ 18,666

    See accompanying notes to consolidated financial statements.
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information

                                                          (in thousands)
                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                 September 30,  October 1,
                                                     1995          1994

  Cash paid during the first three quarters for:

      Interest (net of amount capitalized,
        $1,647 in 1995 and $1,307 in 1994)          $15,287        $16,294

      Income taxes                                  $39,067        $29,442

  Supplemental disclosure of non-cash investing and financing activity

      Capital lease obligations of $5,383,000 were incurred during the nine month period ended October 1, 1994 when the Company entered into leases for certain improved real estate.

  Disclosure of accounting policy

      For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less at time of purchase to be cash items.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  1. CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by preferred stock dividends of $74,000 for the nine months ended October 1, 1994.
     All of the remaining outstanding shares of preferred stock were redeemed in the second quarter of 1994, so there have been no preferred dividends paid since the second quarter of 1994.

     It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's latest annual report.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:


                                                      (in thousands)
                                           (Unaudited)
                                           September 30,       December 31,
                                                1995               1994

     Land and improvements                   $ 83,376            $ 81,667
     Buildings                                211,817             203,645
     Furniture, fixtures & equipment          320,835             294,792
     Leasehold interests & improvements       173,263             169,178
     Construction in progress                  37,188               6,193
                                              826,479             755,475
     Less accumulated depreciation and
        amortization                          276,139             251,534
                                             $550,340            $503,941

  3. LEASED PROPERTY

     Leased property under capital leases consists of the following:

                                                     (in thousands)
                                          (Unaudited)
                                         September 30,        December 31,
                                              1995                1994

     Real property                           $74,732             $76,552
     Less accumulated amortization            19,064              17,731
                                             $55,668             $58,821

                  HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1995
           RESULTS

  RESULTS OF OPERATIONS

    SALES

    Sales and other revenues rose 12.4% for the first three quarters of 1995, to $1,887.4 million, an increase of $207.6 million over the first three quarters of 1994. Retail sales increased $209.3 million or 12.9% to $1,823.9 million, reflecting an increase of $37.5 million or 2.4% in sales from supermarkets that were open in both periods presented ("same store sales") and additional sales of $171.8 million from the net impact of new, expanded, acquired and closed stores. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $1.7 million.

    In the third quarter of 1995, sales and other revenues were $653.9 million, an increase of $31.3 million or 5.0% over those reported for the same period in 1994. Retail sales increased $32.3 million or 5.4% to $631.8 million, reflecting an increase of $22.4 million or 3.9% in same store sales and additional sales of $9.9 million from the net impact of new, expanded, acquired and closed stores. Other sales and revenues decreased $1.0 million during the quarter.

    The same store sales increases of 3.9% for the third quarter and 2.4% for the first nine months continue a positive trend that started in 1993. The Company expects this positive trend to continue in the fourth quarter of 1995.

    GROSS MARGIN

    Gross margin decreased in the first nine months of 1995 to 24.1% of sales and other revenues in comparison to 24.5% in the first nine months of 1994. For the third quarter of 1995, gross margin was 23.8% versus 24.4% for the third quarter of 1994. These decreases in margins continue a trend that began in the second half of 1993. The Company continues to focus on maintaining a competitive pricing strategy in its marketing areas by passing operating efficiencies on to its customers in the form of lower prices. The decreases also reflect lower gross margins earned by the Company's southeastern operations.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1995 RESULTS

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased to 18.6% of sales and other revenues in the first nine months of 1995 as compared to 19.0% in the comparable period of 1994. This continues a significant downward trend that began in 1992 when first nine months' selling, general and administrative expenses were 20.0% of sales and other revenues. For the third quarter of 1995, selling, general and administrative expenses were 18.1% of sales and other revenues versus 18.4% for the third quarter of 1994. Payroll and payroll related expenses, which exceeded 50% of total selling, general, and administrative expenses in all periods presented, decreased as a percentage of sales and other revenues when comparing the first nine months of 1995 with the first nine months of 1994 and when comparing the third quarter of 1995 with the third quarter of 1994. This resulted from cost containment efforts coupled with positive synergies resulting from the Company's acquisition of Wilson's Supermarkets and resulting sales growth.

    INTEREST EXPENSE, NET

    Net interest expense expressed as a percentage of sales and other revenues was 0.8% for the first nine months of 1995 versus 0.9% for the first nine months of 1994, and 0.6% for the third quarter of 1995 versus 0.9% for the third quarter of 1994. These decreases are primarily the result of a decrease in average debt levels coupled with an increase in average invested funds.

    INCOME TAXES

    The combined federal and state income tax rate was 40.2% for the first nine months of 1995, compared to 40.3% for the first nine months of 1994. The income tax rate was 39.9% in the third quarter of 1995 versus 40.1% in the third quarter of 1994. The lower income tax rates in the 1995 reporting periods were primarily due to a reduction in the overall effective state tax rate.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1995 RESULTS

    NET EARNINGS AND EARNINGS FOR COMMON SHARE

    Net earnings increased 17.0% in the first nine months of 1995 to $53.3 million or 2.8% of sales and other revenues, an increase of $7.7 million from 1994 first nine months earnings of $45.6 million or 2.7% of sales and other revenues. This increase is the result of increased sales and reduced selling, general and administrative expenses expressed as a percentage of sales, offset by a reduction in gross margin percentage.

    Third quarter 1995 net earnings were $19.7 million or 3.0% of sales and other revenues as compared to $19.1 million or 3.1% of sales and other revenues in the third quarter of 1994. The third quarter 1995 increase of 3.2%, although substantially lower than the previously reported first half increase of 26.9%, is in line with Company expectations. During the first half of 1995, the Company announced that it did not expect earnings increases of that magnitude in the second half of 1995 due to a store opening schedule that was heavily weighted toward the latter part of the year and the fact that it was entering new markets in the southeastern region. The Company expects these factors to further impact its fourth quarter results when compared to prior years.

    Net earnings per common share increased 15.5% in the first nine months of 1995 to $1.27 as compared to $1.10 for the same period of 1994. Net earnings per common share for the third quarter this year were $.47, as compared to $.46 last year, an increase of 2.2%. These increases are in line with the net earnings increases and reflect a slight dilution due to the issuance of shares under various stock plans.

  CAPITAL RESOURCES AND LIQUIDITY

    GENERAL

    The current ratio (FIFO basis) at September 30, 1995, was 1.21 while working capital (FIFO basis) was $38.3 million or 4.1% of total assets. On December 31, 1994, the current ratio (FIFO basis) was 1.36 while

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1995 RESULTS

    working capital (FIFO basis) was $57.1 million or 6.5% of total assets. These reductions are primarily the result of the Company's acquisition and store construction activities. The Company values the majority of its inventories using the LIFO method. The current cost of the inventories exceeded the LIFO valuation by $14.8 million on September 30, 1995 and $14.3 million on December 31, 1994. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $50 million and available unused lines of short-term credit of $48 million on September 30, 1995. Cash and cash items decreased $9.3 million to $31.7 million on September 30, 1995 from $41.0 million on December 31, 1994. This decrease is primarily the result of cash used in investing and financing activities offset by cash provided by operating activities.

    CASH FLOWS FROM OPERATING ACTIVITIES

    Cash provided by operating activities was $118.4 million in the first nine months of 1995, an increase of $21.8 million over the $96.6 million provided in the first nine months of 1994. This increase is primarily attributable to increased net income, higher depreciation and amortization and a decreased investment in net working capital. Accounts payable and accrued expenses increased $23.8 million when comparing September 30, 1995 with December 31, 1994. This increase is primarily attributable to the overall expansion of the Company's retail operations coupled with buying patterns and their associated payment terms. Inventories increased $14.2 million over the same period. The acquisition of supermarkets from Farm Fresh accounted for $3.8 million of the increase. The remaining increase of $10.4 million is primarily attributable to higher warehouse levels needed to meet the Company's retail expansion.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1995 RESULTS

    CASH FLOWS FROM INVESTING ACTIVITIES

    Cash used in investing activities decreased $29.8 million during the first nine months of 1995 to $115.3 million from $145.1 million during the first nine months of 1994. This decrease is primarily attributable to the acquisition of Wilson's Supermarkets in July 1994. Excluding the acquisition of Wilson's Supermarkets, as well as the acquisition of supermarkets from Farm Fresh in September 1995, cash used in investing activities increased $56.4 million. This increase is the result of higher capital expenditures during the 1995 period coupled with proceeds on investments totaling $19.9 million in the first nine months of 1994. These funds were used to finance the acquisition of Wilson's Supermarkets. Total capital expenditures totaled $113.8 million in the first nine months of 1995 and were composed of $86.9 million in additions to property, plant and equipment, $20.4 million (exclusive of inventory) in the acquisition of the Farm Fresh supermarkets and $6.5 million in deferred charges and computer software costs. The Company expects to commit as much as $170 million on new and relocated supermarkets to open in 1995 and 1996, as well as improvements necessary to maintain current facilities and systems.

    The Company opened new supermarkets in Brunswick and Skowhegan, Maine, each with approximately 33,000 square feet of retail selling space. Both of these stores replaced smaller, outdated facilities. In September 1995, the Company acquired six supermarkets operating under the name "The Grocery Store" in Richmond, Virginia, with retail selling space ranging from approximately 26,000 to 38,000 square feet.
    Over time, the Company plans to convert these stores to "Hannaford Food and Drug Superstores". This acquisition gave the Company an immediate presence in the Richmond market, augmenting the Hannaford Food and Drug Superstore being planned or under construction in the market. Also, in September 1995, the Company opened a new supermarket in West Peabody, Massachusetts, with approximately 33,000 square feet of retail selling space.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1995 RESULTS


    During the fourth quarter, the Company expects to open 11 supermarkets, including 7 stores in the Southeast, and 2 new stores as well as 2 relocations in the Northeast. The stores expected to open in the Southeast will be located in Charlotte, High Point, Fayetteville, and Raleigh (2 stores), North Carolina, and Richmond and Virginia Beach, Virginia. The Company will be operating these new stores in the Southeast under the Hannaford Food and Drug Superstore name. Net square footage of retail selling space is expected to increase by approximately 17% in 1995. Also, during the remainder of the year, construction will commence on a number of new stores to open in 1996 with an emphasis on additional stores in the Southeast markets entered in 1995. The 1995 capital program (including the acquisition) is being financed by cash and cash items, internally generated funds and leases.

    CASH FLOWS FROM FINANCING ACTIVITIES

    Cash used in financing activities was $12.4 million in the first nine months of 1995 as compared to $10.3 million in the first nine months of 1994. The Company continues to maintain a strong capital structure. Management believes that maintaining such financial flexibility provides a significant competitive advantage and allows the Company to be opportunistic in terms of acquisitions and expansions.

                                  PART II

  Item 5:  Other Information

      A limited review was made of the results of the three-month and nine-month periods ended September 30, 1995, by Coopers & Lybrand.

      On September 25, 1995, the Registrant consummated a previously announced acquisition of supermarket properties from Farm Fresh, Inc.
  The Registrant acquired six supermarkets in and around Richmond, Virginia and one supermarket under construction in Richmond. The Registrant assigned to The Kroger Co. its purchase rights for a Farm Fresh supermarket in Charlottesville, Virginia. As part of the transaction, the Registrant also acquired two other sites in Richmond that have been discontinued as supermarkets. In addition, the Registrant received rights of first refusal on four other Farm Fresh supermarket locations in Richmond. The net purchase price (inclusive of liabilities assumed and inventories but less amounts paid by Kroger for the Charlottesville store) was approximately $24 million.

  Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation SK

          10.1 Second Amendment to the Hannaford Bros. Co. Employee Stock Purchase Plan, effective August 20, 1995.

          10.2 Fourth Amendment to the Hannaford Northeast Savings and Investment Plan, effective August 20, 1995.

          10.3 Third Amendment to the Hannaford Bros. Co. Employees' Retirement Plan, effective on or after January 1, 1995.

          10.4 Second Amendment to the Hannaford Bros. Co. Supplemental Retirement Plan, effective June 30, 1995.

          15 Letter of Coopers & Lybrand L.L.P. furnished pursuant to Regulation SX.

          23 Letter of Coopers & Lybrand L.L.P. regarding incorporation by reference to certain Forms S-8 of the Registrant

          27    Financial Data Schedule

      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.
                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HANNAFORD BROS. CO.



  Date November 6, 1995                           s/Blythe J. McGarvie
                                                 Blythe J. McGarvie
                                                 Senior Vice President
                                                 (Chief Financial Officer)



  Date November 6, 1995                           s/Charles H. Crockett
                                                 Charles H. Crockett
                                                 Assistant Secretary