Form 10-K
period 1995-12-30
HANNAFORD BROTHERS CO
filed 1996-03-18
CIK 45379

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended December 30, 1995

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the Common Stock, $.75 par value, held by non-affiliates as of March 6, 1996, was $842,408,601. This calculation assumes that all shares of Common Stock beneficially held by directors and executive officers of the Registrant are owned by "affiliates".

  As of March 6, 1996, there were 42,290,090 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE
  PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 14, 1996.

                                                  Exhibit Index on Page: 50

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

Consolidated sales and other revenues for 1995, were $2,568 million, an increase of 12.1% over last year's sales and other revenues of $2,292 million. Comparable same store sales were up 2.5% for fiscal year 1995 as compared to an increase of 1.6% in 1994.

In July 1994, the Registrant acquired Wilson's Supermarkets based in Wilmington, North Carolina. The purchase included 20 food stores in North and South Carolina, five additional store sites and several shopping center properties. During 1995, the Registrant constructed seven new food stores, acquired six existing food stores and has purchased or leased a number of other new store sites in the southeast region. These actions represent a strategic decision by the Registrant to diversify its business outside of its traditional Northeast market area.

The Registrant ships food and food-related products from its distribution centers to an additional 19 independent wholesale customers. Sales to these wholesale accounts amounted to 2.1% of total sales in 1995. Other revenues from such activities as trucking, real estate and retail services amounted to about 1.3% of total sales.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant, through its operations and those of its subsidiaries, is principally involved in the retail food business. The Registrant considers its business a single segment under the applicable reporting rules. See
Item 8, Financial Statements and Supplementary Data.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant is a multi-regional food retailer, with 134 supermarkets located throughout Maine and New Hampshire, and in parts of New York, Massachusetts, Vermont, Virginia, North Carolina and South Carolina. Its stores are operated primarily under the names Shop 'n Save, Hannaford and Wilson's. The Registrant's goal is to offer consumers very competitive prices with comprehensive product variety and outstanding freshness and quality in perishables from modern and convenient facilities. The Registrant also operates 74 pharmacies within the Registrant's supermarkets and combination stores.

Of the Registrant's 100 supermarkets in the northeastern region of the United States, more than 75% are either new or have been expanded or relocated in the past 10 years. During this period, a number of smaller outdated facilities have been closed or sold. Since 1983, the Registrant has opened or acquired 71 combination stores with selling areas ranging from 22,300 to 61,700 square feet. These combination stores offer under one roof the traditional all-department supermarket, together with a bakery, video rental center and other services, as well as expanded lines of general merchandise.

The Registrant operates 34 supermarkets in Virginia, North Carolina and South Carolina. Twenty of these stores were acquired by the Registrant in July 1994, six were acquired in September 1995 and eight were newly constructed. These stores range in size from 16,300 to 48,700 square feet of selling area. In 1996, the Registrant expects to open several new stores in North Carolina and Virginia and will expand or relocate a number of others.

The following tables set forth certain statistical information regarding the Registrant's operations at the dates indicated:

                                            FISCAL YEAR
NUMBER OF STORES       1991        1992         1993       1994        1995

Supermarkets

      Beginning          89          88           93         93         118
      Opened              3           7            4         10          13
      Closed             (2)         (2)          (4)        (5)         (3)
      Sold               (2)          0            0          0           0
      Acquired            0           0            0         20           6
      Ending             88          93           93        118         134

Drug Stores

      Beginning          41          42            6          3           0
      Opened              1           1            0          0           0
      Closed             (1)         (3)          (2)        (3)          0
      Sold                0         (34)          (1)         0           0
      Acquired            1           0            0          0           0
      Ending             42           6            3          0           0

                                          FISCAL YEAR-END

AVERAGE SQUARE FEET    1991         1992         1993       1994        1995
  OF SELLING AREA
  PER STORE

Supermarkets          26,700       28,200       29,800     30,100     31,100
Drug Stores            6,000        4,900        5,000          0          0

TOTAL SQUARE FEET OF
  SELLING AREA

Supermarkets       2,347,000    2,619,000    2,771,000  3,547,000  4,166,000
Drug Stores          252,000       29,000       15,000          0          0

As illustrated by the foregoing tables, the Registrant has continued to expand its food store operations.

During 1995, net selling square footage increased 17.5%. In addition to the acquisition of six supermarkets, the Registrant opened ten new food stores with selling areas ranging from 33,300 square feet to 48,700 square feet.
In addition, three existing stores were relocated to larger, new facilities.

During 1996, the Registrant intends to open thirteen new food stores, three of which will be located in the northeastern market area and ten in the southeast. The new stores will range from 33,500 square feet to 46,000 square feet of selling area. The Registrant will also relocate two of its existing stores in the northeast and four in the southeast to new facilities. It is expected that net retail selling area will increase approximately 14% in 1996.

As part of its ongoing expansion program, the Registrant will also consider the acquisition of additional supermarkets, if attractive opportunities become available.

The Registrant's distribution facilities which support its retail operations include:

1. An owned distribution facility in South Portland, Maine which warehouses grocery, fresh fruits and vegetables, frozen foods, meat, and dairy products in approximately 521,000 square feet of floor area, and has dock facilities for 89 highway trailers. The distribution center has a dedicated on-line computerized warehouse management system, which efficiently controls the movement of product through the facility and schedules labor for greater efficiency and productivity. Productivity in the distribution facility also has been enhanced through the use of incentive payment programs.

2. An owned distribution center and office facility in Schodack, New York, which services certain store locations in New York, Vermont, New Hampshire and Massachusetts. This facility warehouses grocery, fresh fruit and vegetables, meat, dairy and frozen food products in approximately 489,000 square feet of floor area and has dock facilities for 129 highway trailers. Although approvals have been received to expand this facility to approximately 1,200,000 square feet, the Registrant has no current plans to do so. This distribution center operates under a team management system which the Registrant calls Socio-Technical Systems. The Registrant believes this operation to be one of the first successful non-manufacturing uses of this type of team management concept in the country.

3. An owned 200,000 square foot distribution facility in Winthrop, Maine. This facility distributes health and beauty care products, specialty foods, pharmaceuticals and some general merchandise to all of the Registrant's retail outlets. This facility has converted from a conventional management system to a team-based one similar to that used in the Schodack, New York, distribution center.

During 1996, the Registrant will construct a 450,000 square foot distribution facility in Butner, North Carolina. This new facility will service its retail stores in Virginia, North Carolina and South Carolina with grocery, dairy, frozen food, meat and fruits and vegetables. The Registrant will own this facility which has sufficient land for future expansion.

Merchandise is transported from the Registrant's distribution facilities by Hannaford Trucking Company, a wholly-owned subsidiary, which is licensed as an irregular route common carrier with 48 state authority. Hannaford Trucking Company also hauls products for third-party customers, thereby reducing the number of miles that its trucks travel empty.

Innovation in operating systems for competitive advantage is an important component of the Registrant's strategy, and the Registrant is committed to investing in new technology and the development of new systems. The Registrant seeks to be an industry leader in the application of new technology and systems to improve customer service, productivity and financial information.

Raw materials, as such, are not essential to the business of the Registrant.

The Registrant sells private brand products under the names "Shop 'n Save(R)" and "Hannaford(R)". During 1996, the Registrant intends to complete the conversion of its primary private brand from "Shop 'n Save(R)" to "Hannaford(R)", for use throughout its marketing territory.

Seasonal business affects the Registrant's operations in that sales are generally greater in the second half of the year than in the first. (See
Note 9 of Notes to Consolidated Financial Statements.)

Inventory levels are maintained at distribution centers and all retail locations in amounts adequate to minimize "out of stock" conditions.

Backlog is not material to the Registrant's business.

No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

At the retail level, the Registrant's supermarkets are in direct competition with regional, national and local food and drug chains, as well as "supercenters", some of which have greater resources than the Registrant, and with other independent operators. In addition, certain of the independent stores served by the Registrant as wholesale customers are located in the same trade areas as the Registrant's own stores and therefore compete with them.

In its wholesale operations, the Registrant directly competes with numerous other regional wholesalers, some of which supply franchised retail outlets. The loss of any one or a few of the wholesale customers would not have a materially adverse effect on the Registrant. Wholesale sales are not material.

No material expenditures were made during fiscal 1993, 1994 or 1995 on research activities relating to new or improved products, services or techniques.

The Registrant does not foresee that material capital outlays will be needed nor that material increases in operating expenses will be incurred for the purpose of compliance with any statutory requirement respecting environmental quality.

As of December 30, 1995, the Registrant had approximately 7,100 full-time and 13,300 part-time employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

Neither the Registrant nor any of its subsidiaries engages in any operations in foreign countries, nor is a material portion of sales and revenues derived from retail customers in foreign countries.

ITEM 2.  PROPERTIES

The Registrant owns the locations of 59 of its 134 food stores and leases the remaining 75 stores. It owns all 3 of its current distribution facilities and leases its general office facility in Scarborough, Maine.
The Registrant will own its distribution facility in North Carolina which is under construction. The Registrant's properties are located in Maine, New Hampshire, Vermont, northeastern Massachusetts, eastern upstate New York, southern Virginia, North Carolina and northeastern South Carolina. The Registrant believes that its properties are well maintained and are appropriate for its business needs.

The number of stores and facilities operated and the square feet of space at December 30, 1995, consisted of:


                                                 Square       Square Footage
                                                Footage           Selling
                                 Units         Gross Area           Area
                                                      (in thousands)

    Stores                        134             5,871            4,166
    Distribution and
      administrative facilities     4             1,420              --
          Total                   138             7,291            4,166


The following table sets forth expiration dates of leased facilities, assuming exercise of all renewal options:

                   Lease                                 Administrative
                Expiration          Food stores            Facilities

                 1996-2005                4
                 2006-2015                8
                 2016-thereafter         63                   1
                                         75                   1


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

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

JAMES L. MOODY, JR.          64      Chairman of the Board       04/28/60

Mr. Moody was elected Chairman of the Board in 1984. He also served in the capacity of Chief Executive Officer from 1973 until 1992. He held the position of President for more than five years prior to his election as Chairman and has been employed by the Registrant in various supervisory and executive capacities since 1959.

HUGH G. FARRINGTON           51      President                    09/30/77
                                     Chief Executive Officer

Mr. Farrington was elected President in 1984 and designated Chief Executive Officer in 1992. He had held the position of Chief Operating Officer from 1984 to 1992. He had been Executive Vice President from 1981 until his election as President. He has been employed by the Registrant in various operating, supervisory and executive capacities since 1968.

RICHARD A. ANICETTI          38      Senior Vice President &      08/10/94
                                     General Manager,
                                     Southeast Operations

Mr. Anicetti was elected Senior Vice President and General Manager, Southeast Operations in December 1995. He had been Senior Vice President, Retail Operations for the southeast since 1994 and Vice President - Retail Operations/General Manager, New Hampshire and Massachusetts from 1989 to 1994. He has been employed by the Registrant since 1980 in various retail management capacities.

                                                         SERVED AS AN EXECU-
NAME                        AGE        POSITION          TIVE OFFICER SINCE:

PAUL A. FRITZSON             42      Senior Vice President,       01/02/92
                                     Marketing, Merchandising
                                     & Distribution

Mr. Fritzson was elected Senior Vice President, Marketing, Merchandising and Distribution in December 1995. He had been Senior Vice President, Marketing since 1994, Vice President - Marketing from 1992 to 1994 and Vice President, General Merchandise from 1990 to 1992. He had served previously in various staff and merchandising capacities since 1978.

RONALD C. HODGE              48      Senior Vice President,       08/10/94
                                     Northeast Operations

Mr. Hodge was elected Senior Vice President, Northeast Operations in December 1995. He had been Senior Vice President, Retail Operations since 1994 and Vice President - Retail Operations/General Manager, New York and Vermont from 1989 to 1994. He has been employed by the Registrant in various retail management capacities since 1980.

JAMES J. JERMANN             51      Senior Vice President,       08/05/83
                                     Merchandising

Mr. Jermann was elected Senior Vice President, Merchandising in 1990. He had been Vice President, Merchandising from 1983 to 1990. He has been employed by the Registrant since 1978 in various merchandising capacities. He was previously Director of Grocery Merchandising.

BLYTHE J. MCGARVIE           39      Senior Vice President,       11/14/94
                                     Chief Financial Officer

Ms. McGarvie was elected Senior Vice President and designated Chief Financial Officer in May 1995. She joined the Registrant as Senior Vice President - Finance in November 1994. From 1991 to 1994 she was Chief Administrative Officer for the Pacific Rim Group of Sara Lee Corporation. From 1985 to 1991 she was employed by Kraft General Foods in various finance positions.

LARRY A. PLOTKIN             45      Senior Vice President,       10/06/81
                                     Corporate Development

Mr. Plotkin was elected Senior Vice President, Corporate Development in May 1995. He had been Senior Vice President, Development & Planning from 1992 to 1995, Senior Vice President, Development and Finance from 1990 to 1992, Vice President from 1989 to 1990, Vice President Wellby Super Drug Stores from 1987 to 1989 and Vice President Corporate Development from 1981 to 1987. He has been employed by the Registrant since 1972 in various real estate capacities.

                                                         SERVED AS AN EXECU-
NAME                        AGE        POSITION          TIVE OFFICER SINCE:

MICHAEL J. STROUT            41      Senior Vice President,       12/19/94
                                     Human Resources

Mr. Strout rejoined the Registrant as Senior Vice President, Human Resources in December 1994. From 1990 through 1994 he was Vice President - Human Resources and later Senior Vice President - Human Resources at Topps Markets, Inc., Buffalo, New York. From 1985 to 1990 Mr. Strout had been employed by the Registrant in various Human Resource management positions.

ANDREW P. GEOGHEGAN, ESQ.    45      Vice President, Secretary    09/14/87
                                     & General Counsel

Mr. Geoghegan joined the Registrant as Vice President, General Counsel in September 1987. He was elected Secretary in 1992. From 1979 to 1987 he was in private law practice with the firm of Kassoy, Lopez & Geoghegan Law Corporation, Beverly Hills, California, specializing in corporate, tax and real estate law.

ANDREW N. WESTLUND           43      Vice President,              10/04/92
                                     Distribution

Mr. Westlund was elected Vice President, Distribution in 1992. He served as Vice President - Warehousing in 1992 after holding the position of Director, Warehouse Operations-New York since his employment in 1989. He was previously employed by Super Valu, Minneapolis, Minnesota as Warehouse Manager.

LARRY A. WILSON              37      Vice President, Wilson's     08/10/94

Mr. Wilson was elected Vice President, Wilson's in August 1994. For more than five years prior to that date he held various executive positions with Wilson's Supermarkets located in Wilmington, North Carolina.

                                    Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Registrant has been listed on the New York Stock Exchange since July 18, 1986. The following table sets forth the dividends per share and the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes during each quarter of 1994 and 1995.



                                                                 QUARTERLY
                                         SALE PRICE              DIVIDENDS
                                    HIGH               LOW       PER SHARE


1st Quarter, 1994                 $26.250           $21.000        .095
2nd Quarter, 1994                  24.000            19.750        .095
3rd Quarter, 1994                  24.625            21.375        .095
4th Quarter, 1994                  26.625            23.000        .095

1st Quarter, 1995                 $27.000           $24.875        .105
2nd Quarter, 1995                  29.000            24.750        .105
3rd Quarter, 1995                  28.500            25.000        .105
4th Quarter, 1995                  26.875            23.875        .105




There are approximately 13,000 record holders of the Common Stock. Fiscal 1995 was the forty-seventh consecutive year that dividends were paid on the Common Stock and the thirty-third consecutive year that the aggregate dividend paid per share (after adjusting for stock splits) has increased.
On February 13, 1996, the Board of Directors voted to increase the quarterly dividend to $.12 per share for the dividend due to be paid on March 21, 1996. Future dividends will depend on the Registrant's earnings and financial condition.

Item 6.  Selected Financial Data
                                                                                      Fiscal Year
                                                               1995        1994         1993         1992        1991
                                                                         (In thousands except per share amounts)
EARNINGS STATEMENT DATA:
Sales and other revenues................................. $2,568,061    $2,291,755   $2,054,889   $2,066,023  $2,007,960
Cost of sales............................................  1,951,248     1,728,499    1,543,932    1,552,155   1,513,130

Gross margin.............................................    616,813        563,256     510,957      513,868     494,830
Selling, general and administrative expense..............    481,017        437,548     399,437      411,487     401,451

Operating profit.........................................    135,796        125,708     111,520      102,381      93,379
Interest expense, net....................................     19,368         21,360      19,337       20,711      20,743

Earnings before income taxes.............................    116,428        104,348      92,183       81,670      72,636
Income taxes.............................................     46,227         42,060      37,578       32,476      29,286
Earnings before cumulative effect
  of change in accounting principle......................     70,201         62,288      54,605       49,194      43,350
  Cumulative effect of accounting change.................          -              -       2,100            -           -
Net earnings............................................. $   70,201     $   62,288  $   56,705   $   49,194  $   43,350
Per common share(1):
   Earnings before cumulative effect of accounting change $     1.67     $     1.50  $     1.33   $     1.21  $     1.08
   Cumulative effect of accounting change................          -              -         .05            -           -
   Net earnings.......................................... $     1.67     $     1.50  $     1.38   $     1.21  $     1.08
   Cash dividends........................................ $      .42     $      .38  $      .34   $      .30  $      .26

Weighted average number of common shares outstanding(1)..     42,092         41,544      41,049       40,520      39,939

                                                            December       December     January      January    December
                                                            30, 1995       31, 1994     1, 1994      2, 1993    28, 1991
BALANCE SHEET DATA:                                              (Dollar amounts in thousands except per share data)
Working capital.......................................... $   23,512     $   42,707  $  118,830   $  105,187  $   68,140
Total assets.............................................    961,830        877,605     795,355      768,596     705,516
Current maturities:
   Long-term debt........................................     11,246         14,409       7,180        7,015       6,006
   Obligations under capital leases......................      1,467          1,382       1,412        1,387       1,480
Long-term debt, excluding current maturities.............    150,648        153,687     156,716      171,578     165,252
Obligations under capital leases, excluding current
  maturities.............................................     69,747         69,552      58,835       54,930      49,315
Redeemable preferred stock of a subsidiary...............          -              -       1,883        2,781       2,781
Shareholders' equity.....................................    518,677        454,475     396,715      345,796     297,801
Book value per share(1).................................. $    12.26     $    10.88  $     9.63   $     8.48  $     7.42

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

RESULTS OF OPERATIONS

Overview

In 1995, the Company continued to grow its business as evidenced by increases of 12.1% in sales and other revenues and 12.7% in net earnings when compared to 1994 financial results. The increase in net earnings was achieved despite costs associated with the Company's significant expansion in the Southeast and continuing competitive pressures throughout its marketing territories. Programs to build sales and reduce the cost of doing business continue to yield positive results. In 1995, the Company added 17.5% to its supermarket selling area and currently expects to add approximately 14% in 1996.

The following table sets forth for the years indicated the percentages which selected items in the consolidated statements of earnings are to sales and other revenues and the percentage change in the dollar values of such items as compared to the indicated prior year:

   PERCENTAGE OF SALES                               YEAR-TO-YEAR PERCENTAGE
    AND OTHER REVENUES                               CHANGE IN DOLLAR VALUES
EXCEPT PER SHARE AMOUNTS                            Fiscal 1995  Fiscal 1994
       Fiscal Year                                  Compared to  Compared to
  1995     1994     1993                            Fiscal 1994  Fiscal 1993

  100.0%   100.0%   100.0%  Sales and other revenues      12.1       11.5%

   24.0     24.6     24.9   Gross margin                   9.5       10.2

                            Selling, general and
   18.7     19.1     19.4     administrative expenses      9.9        9.5

    5.3      5.5      5.5   Operating profit               8.0       12.7

    0.8      1.0      1.0   Interest expense, net         (9.3)      10.5

    4.5      4.5      4.5   Earnings before income taxes  11.6       13.2

    1.8      1.8      1.8   Income taxes                   9.9       11.9

                            Earnings before cumulative
                              effect of change in
    2.7      2.7      2.7     accounting principle        12.7       14.1

                            Cumulative effect of change
     --       --      0.1     in income tax accounting      --         --

    2.7%     2.7%     2.8%  Net earnings                  12.7        9.8


  $1.67    $1.50    $1.38   Earnings per common share     11.3        8.7

Sales

Sales and other revenues rose 12.1% in 1995, to $2,568 million, an increase of $276 million over 1994 results. Retail sales increased $277 million or 12.6% to $2,481 million, reflecting an increase of $53 million or 2.5% in sales from supermarkets that were open in both periods presented ("same store sales") and additional sales of $224 million from the net impact of new, expanded, acquired and closed stores. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $1.0 million in 1995.

The same store sales increase of 2.5% continues a positive trend that started in 1993. Fourth quarter 1995 same store sales increased 2.6% in comparison to fourth quarter 1994 due to strong sales throughout the period. These increases were achieved despite low overall food inflation, intense supermarket competition in the Company's marketing territories and expanding "supercenter" competition.

In 1994, sales and other revenues were $2,292 million, an increase of $237 million or 11.5% over 1993 results. Retail sales increased $241 million or 12.3%. Excluding the sales and other revenues from Wilson's Supermarkets, which was acquired in July, 1994, the Company's sales and other revenues were up 5.8% for the year. Same store sales reflected an increase of 1.6%. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $4 million in 1994.

Gross Margin

The Company continues to focus on maintaining a competitive pricing strategy in its marketing areas by passing operating efficiencies on to its customers in the form of lower prices.

Gross margin decreased in 1995 to 24.0% of sales and other revenues in comparison to 24.6% in 1994. This decrease in margins continues a trend that began in the second half of 1993. The decrease primarily reflects lower gross margins earned by the Company's southeastern operations and competitive pricing strategies.

Gross margins decreased in 1994 to 24.6% of sales and other revenues in comparison to 24.9% in 1993. Competitive pressure and its resulting impact upon pricing strategies accounted for the significant portion of this decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 18.7% of sales and other revenues in 1995 as compared to 19.1% in 1994. This continues a downward trend that began in 1992 when selling, general and administrative expenses were 19.9% of sales and other revenues. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, decreased as a percentage of sales in 1995 as compared to 1994. This decrease reflects cost containment efforts coupled with synergies resulting from the Company's recent acquisition and corresponding sales growth.

Selling, general and administrative expenses decreased to 19.1% of sales and other revenues in 1994 as compared to 19.4% in 1993. Payroll and payroll related expenses were primarily responsible for this decrease. The 1994 reduction was also favorably impacted by the operations of Wilson's Supermarkets.

Interest Expense, Net

Net interest expense expressed as a percentage of sales and other revenues was 0.8% in 1995, 1.0% in 1994 and 1.0% in 1993. Net interest expense consists of the following:

                                                   (In thousands)
                                            1995        1994        1993

   Interest on debt                       $15,302     $16,508     $17,249
   Capital lease interest                   9,105       8,615       7,230
   Capitalized interest                    (2,529)     (1,669)     (1,530)
   Interest income                         (2,510)     (2,094)     (3,612)

                                          $19,368     $21,360     $19,337



Net interest expense in 1995 was $19.4 million, a decrease of 9.3% from 1994 net interest expense of $21.4 million. This decrease is primarily the result of a decrease in average debt levels coupled with a rise in construction activity which is reflected as an increase in capitalized interest.

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

Income Taxes

The provision for income taxes includes both federal and state income taxes. The effective tax rate decreased in 1995 to 39.7% from 40.3% in 1994. This lower effective tax rate is the result of a reduction in the Company's overall state income tax rate. The effective tax rate decreased in 1994 to 40.3% from 40.8% in 1993. The higher effective tax rate in 1993 was due primarily to a temporary reduction in 1993 of certain state income tax credits. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for 1996 and thereafter to be in the 39% to 40% range.

During the first quarter of 1993, the Company adopted SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES. The cumulative effect of this adjustment, which increased net earnings by $2.1 million, is reflected in 1993 results.

Net Earnings and Earnings Per Common Share

Net earnings increased 12.7% in 1995 to $70.2 million or 2.7% of sales and other revenues, an increase of $7.9 million from 1994 net earnings of $62.3 million or 2.7% of sales and other revenues. This increase is the result of increased sales and reduced selling, general and administrative expenses expressed as a percentage of sales, offset by a reduction in gross margin percentage.

Net earnings rose 9.8% in 1994 to $62.3 million, an increase of $5.6 million over 1993 net earnings of $56.7 million. Excluding the change in accounting for income taxes, 1994 net earnings increased 14.1% over those reported for 1993.

Net earnings per common share in 1995 were $1.67 as compared to $1.50 in 1994, an increase of 11.3%.

Net earnings per common share in 1994 were $1.50 as compared to $1.38 in 1993, an increase of 8.7%. Excluding the change in accounting for income taxes, net earnings per common share in 1994 increased 12.8% over 1993 results.

Other Items and Impact of Inflation

Seasonal business affects the Company's operations in that sales are generally greater in the second half of the year (Note 9).

In recent years, the impact of inflation on the Company's operating results has been minimal, reflecting generally lower rates of inflation in the economy. The Company's business is characterized by large purchases and high sales volumes extended across diverse product lines, rapid inventory turns and low profit margins. In this environment, vendor price changes are typically passed on immediately to the customer. The Company does not believe inflation or deflation has significantly affected its competitive position in the industry. However, since price changes do cause sales dollars to fluctuate, the use of the LIFO method of accounting for inventories reduces the impact of price changes on earnings by matching current costs with current revenues.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Measures of liquidity for each of the last three fiscal years are as follows:
                                            (Dollars in millions)
                                 December 30,   December 31,    January 1,
                                     1995           1994           1993

Cash and cash items                  $ 7.0          $41.0          $ 77.5
Short-term investments                 --             --           $ 19.9
Working capital (FIFO inventory)     $39.1          $57.1          $133.6
Unused lines of revolving credit     $63.6          $50.0          $ 50.0
Unused lines of short-term credit    $43.9          $21.6          $ 22.0
Current ratio (FIFO inventory)        1.23           1.36            1.98

Management believes that the Company is maintaining a strong capital structure despite the decrease in overall liquidity measurements. These reductions are primarily the result of the Company's acquisition and store construction activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At December 30, 1995, the Company had $11.4 million outstanding on its revolving lines of credit. In December 1995, the Company completed a $75 million debt offering of senior uncollateralized notes. In February 1996, the Company received $36 million of proceeds from this offering and will receive the remaining proceeds of $39 million in May 1996. The notes call for varied repayment terms for each of four tranches ranging from 7 to 20 years with a weighted average interest rate of 6.6%. The additional senior uncollateralized debt financing will maintain a capital structure that management believes is a conservative position within the industry. The Company is in a solid financial position to carry out its current expansion and growth plans in 1996.

Cash and cash items decreased $34.0 million to $7.0 million on December 30, 1995 from $41.0 million on December 31, 1994. This decrease is primarily the result of cash used in investing and financing activities offset by cash provided by operating activities.

In February 1993, the Company authorized a stock repurchase program with a life of three years which expired at the end of 1995. During the three year period, the Company did not buy any shares under the program. In February 1996, the Company renewed the repurchase program authorizing the purchase of up to $75 million in shares of Hannaford common stock over the next three years. The program authorizes purchases on the open market and through privately negotiated transactions. Any shares repurchased by the Company will be held as treasury shares and be available to the Company for use in funding its stock based benefit plans, and when authorized, for other corporate purposes. In 1996, it is management's intention to fund its stock based benefit plans using repurchased shares. Previously, the Company used new shares to fund certain benefit plans.

Cash Flows from Operating Activities

Cash provided by operating activities was $138.2 million, a decrease of $5.7 million from the $143.9 million provided in 1994. This decrease is primarily attributable to an increased investment in certain working capital items offset by improved results of operations, higher depreciation and amortization, and an increase in accounts payable and accrued expenses. These changes reflect the Company's growth during 1995. Inventories increased $25.5 million when comparing December 30, 1995 with December 31, 1994. The acquisition of six supermarkets accounts for $3.7 million of the increase. The remaining increase of $21.8 million is attributable to additional retail inventory in new stores coupled with higher warehouse levels needed to meet the retail expansion. Accounts payable and accrued expenses increased $27.8 million over the same period. This increase is primarily attributable to the overall expansion of the Company's retail operations coupled with buying patterns and their associated payment terms.

Cash provided by operating activities was $143.9 million in 1994, an increase of $52.4 million over the $91.5 million provided in 1993. This increase is primarily attributable to improved results of operations and higher depreciation and amortization coupled with a decreased investment in working capital.

Cash Flows from Investing Activities

Cash used in investing activities decreased $12.0 million during 1995 to $157.7 million from $169.7 million in 1994. This decrease is primarily the result of the Company's 1994 acquisition of Wilson's Supermarkets. Total capital investments totalled $162.3 million in 1995 and were composed of $133.6 million in additions to property, plant and equipment, $26.7 million in goodwill, deferred charges and computer software costs, and $2.0 million in non-cash capital lease additions. These 1995 capital investments were primarily composed of costs incurred in building and equipping new and expanded supermarkets and in acquiring six supermarkets.

Net retail selling space for food stores increased 17.5% in 1995 to 4,166,000 square feet at year-end, an increase of 619,000 square feet over 1994 year-end sales area. The Company acquired 6 supermarkets or 190,000 square feet of retail selling space from Farm Fresh, Inc. in September, 1995. In addition, the Company opened 13 new supermarkets while closing 3 smaller, outdated facilities. A number of 1995 supermarket construction starts will not be completed until 1996. The number of supermarkets and square footage of selling area at year-ends 1995, 1994 and 1993 are summarized below:

                                 FOOD STORES
                         Number of         Square Footage
                           Units            Selling Area

           1995            134                4,166,000
           1994            118                3,547,000
           1993             93                2,771,000

Newly constructed supermarkets in 1995, together with their square footage of selling area, are listed below:

                                              Square Footage
              Location                         Selling Area

Northeast
          Brunswick, ME                           32,000
          Skowhegan, ME                           33,000
          West Peabody, MA                        33,000
          Glenville, NY                           38,000
          South Troy, NY                          33,000
          Nashua, NH                              48,000

Southeast
          Fayetteville, NC                        36,000
          High Point, NC                          34,000
          Charlotte, NC                           49,000
          Raleigh, NC (Strickland Rd.)            34,000
          Virginia Beach, VA                      34,000
          Richmond, VA                            47,000
          Raleigh, NC (Capital Blvd.)             47,000

Cash used in investing activities increased $82.7 million during 1994 to $169.7 million from $86.9 million in 1993. This increase is primarily the result of acquiring Wilson's Supermarkets. The acquisition, net of the reduction in short-term investments used to finance it, accounted for $75.5 million of the increase.

Cash Flows from Financing Activities

Cash used in financing activities was $14.5 million in 1995, an increase of $3.7 million over the $10.8 million reported in 1994. This increase is the result of a reduction in proceeds from long-term debt partially offset by a reduction in payments on long-term debt. During 1995, the Company received $11.4 million in proceeds from borrowings on its revolving lines of credit. In 1994, the Company received $25.0 million in senior uncollateralized debt financings. In 1995, the Company made payments of $18.4 million on its long-term debt as compared to $26.6 million in 1994. During both years the Company made debt payments in early extinguishments and prepayments on certain debt in addition to regular debt payments (Note 2). The Company paid $17.7 million in dividends to common shareholders in 1995. These amounts were offset by proceeds of $11.7 million received during 1995 from the issuance of approximately 519,000 shares of common stock. These shares were issued under certain employee stock plans (Note 7) and per agreement with the Sobey Parties (Note 5).

Quarterly cash dividends declared during 1995 totalled $.42 per common share, an increase of 10.5% over the $.38 per share declared during 1994. This was the thirty-third consecutive year that the aggregate dividend paid per common share, after adjustment for stock splits and stock dividends, has increased. Common stock dividend payments in 1995 represented 25.2% of net earnings available to common shareholders. In February 1996, the Company declared an increased quarterly dividend on its common stock of $.12 per share, payable March 21, 1996. The new quarterly dividend of $.12 per share represents an increase of 14.3% over the $.105 per share paid in March 1995.

Cash used in financing activities was $10.8 million in 1994 as compared to $21.8 million in 1993. This decrease is primarily the result of proceeds of $25.5 million from the issuance of long-term debt in 1994 offset by an increase of $11.9 million in payments on long-term debt.

1996 Capital Program

Total capital expenditure commitments are projected to be in excess of $200 million in 1996, primarily for new, relocated and expanded store construction, a Southeast distribution facility, equipment, vehicles and other asset expenditures. During 1996, this program will be subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 14% during 1996. In addition, a number of projects scheduled to start in 1996 will not be completed until 1997. The 1996 capital program is expected to be financed by internally generated funds, long-term debt and leases.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
Hannaford Bros. Co.:

We have audited the consolidated financial statements of Hannaford Bros. Co. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannaford Bros. Co. and subsidiaries as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.

In 1993, the Company changed its method of accounting for income taxes and recorded the cumulative effect of the change in the Consolidated Statement of Earnings.



s/Coopers & Lybrand


Portland, Maine
January 17, 1996

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                      (In thousands)
                                              December 30,      December 31,
                                                  1995              1994

Current assets:
    Cash and cash items                          $  7,017          $ 40,955
    Accounts receivable, net                       15,556            14,240
    Inventories (note 1C)                         157,968           132,423
    Prepaid expenses                                7,217             6,210
    Deferred income taxes (note 8)                  6,584             7,519
       Total current assets                       194,342           201,347

Property, plant and equipment, net (notes 1D
       and 2)                                     577,126           503,941

Leased property under capital leases, net          56,691            58,821
       (note 3)

Other assets:
    Goodwill, net (note 1F)                        93,348            78,075
    Deferred charges, net (note 1G)                27,484            23,473
    Computer software costs, net (note 1H)         10,063             8,382
    Miscellaneous assets                            2,776             3,566
       Total other assets                         133,671           113,496

                                                 $961,830          $877,605





See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (In thousands except share amounts)
                                               December 30,   December 31,
                                                   1995           1994

Current liabilities:
   Current maturities of long-term debt (note 2)   $ 11,246       $ 14,409
   Obligations under capital leases (note 3)          1,467          1,382
   Accounts payable                                 113,846         89,927
   Accrued payroll                                   20,652         19,017
   Other accrued expenses                            23,619         29,738
   Income taxes                                           -          4,167
      Total current liabilities                     170,830        158,640

Deferred income tax liabilities (note 8)             23,229         21,886

Other liabilities                                    28,699         19,365

Long-term debt (note 2)                             150,648        153,687

Obligations under capital leases (note 3)            69,747         69,552

Shareholders' equity (notes 5 and 7):

   Class A Serial Preferred stock, no par,
     authorized 2,000,000 shares                          -              -
   Class B Serial Preferred stock, par value
     $.01 per share, authorized 28,000,000 shares         -              -
   Common stock, par value $.75 per share:
     Authorized 110,000,000 shares;
     issued and outstanding 42,298,230
     shares at December 30, 1995, and
     41,779,342 shares at December 31, 1994          31,724         31,335
   Additional paid-in capital                       121,974        110,669
   Preferred stock purchase rights                      423            418
   Retained earnings                                364,556        312,053
      Total shareholders' equity                    518,677        454,475

                                                   $961,830       $877,605


See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                     (In thousands except per share amounts)
                                                     FISCAL YEAR
                                           1995         1994        1993

Sales and other revenues                $2,568,061   $2,291,755  $2,054,889
Cost of sales                            1,951,248    1,728,499   1,543,932

Gross margin                               616,813      563,256     510,957
Selling, general and administrative
  expenses                                 481,017      437,548     399,437

Operating profit                           135,796      125,708     111,520

Interest expense, net (notes 1I and 2)      19,368       21,360      19,337

Earnings before income taxes               116,428      104,348      92,183

Income taxes (note 8)                       46,227       42,060      37,578

Earnings before cumulative effect of
  change in accounting principle            70,201       62,288      54,605

Cumulative effect to January 3, 1993
  of change in income tax accounting            --           --       2,100

   Net earnings                         $   70,201   $   62,288  $   56,705

Per share of common stock:

   Earnings before cumulative effect of
     change in accounting principle     $     1.67   $     1.50  $     1.33

   Cumulative effect to January 3, 1993
     of change in income tax accounting         --           --         .05

   Net earnings                         $     1.67   $     1.50  $     1.38

   Cash dividends                       $      .42   $      .38  $      .34

Weighted average number of common shares
   outstanding                              42,092       41,544      41,049


See accompanying notes to consolidated financial statements.

                              HANNAFORD BROS. CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                             (In thousands)
                                                                               Additional
                                                          Common Stock         Paid-in    Preferred Stock   Retained
                                                      Shares      Amount       Capital    Purchase Rights   Earnings
Balance, January 2, 1993                              40,776      $30,582      $91,673        $408          $223,133

       Net earnings                                                                                           56,705
       Cash dividends:
         Redeemable preferred stock                                                                             (220)
         Common stock                                                                                        (13,967)
       Preferred stock purchase rights                                                           4                (4)
       Shares issued to certain shareholders
         per agreement                                  127            95        2,660
       Shares issued under employee
         benefit plans                                  268           201        4,548
       Shares issued through redemption
         of preferred stock                              40            30          867

Balance, January 1, 1994                             41,211        30,908       99,748         412           265,647

       Net earnings                                                                                           62,288
       Cash dividends:
         Redeemable preferred stock                                                                              (74)
         Common stock                                                                                        (15,802)
       Preferred stock purchase rights                                                           6                (6)
       Shares issued to certain shareholders
         per agreement                                 143           108         3,152
       Shares issued under employee
         benefit plans                                 332           249         5,839
       Shares issued in the acquisition of
         Wilson's Supermarkets                          93            70         1,930

Balance, December 31, 1994                          41,779        31,335       110,669         418           312,053

       Net earnings                                                                                           70,201
       Cash dividends:
         Common stock                                                                                        (17,693)
       Preferred stock purchase rights                                                           5                (5)
       Shares issued to certain shareholders
         per agreement                                 132            99         3,376
       Shares issued under employee
         benefit plans                                 387           290         7,929

Balance, December 30, 1995                          42,298       $31,724      $121,974        $423          $364,556

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (In thousands)
                                               1995      1994      1993
Cash flows from operating activities:
    Net income                               $ 70,201  $ 62,288  $ 56,705
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization           69,016    62,756    56,353
       Cumulative effect of accounting
         change                                     -         -    (2,100)
       Decrease (increase) in inventories     (25,545)    6,372    (5,060)
       Decrease (increase) in receivables and
        prepayments                            (1,196)    6,903    (4,232)
       Increase (decrease) in accounts payable
        and accrued expenses                   27,821     4,988    (6,038)
       Increase (decrease) in income
        taxes payable                          (5,409)    2,274    (4,652)
       Increase (decrease) in deferred
        taxes                                   2,279    (1,466)    1,619
       Other operating activities               1,059      (178)   (1,097)
          Net cash provided by
           operating activities               138,226   143,937    91,498

Cash flows from investing activities:
    Acquisition of Wilson's Supermarkets,
     net of cash acquired                           -  (110,201)        -
    Acquisition of property, plant
     and equipment                           (133,587)  (83,969)  (70,891)
    Sale of property, plant and
     equipment, net                             2,607     9,641     6,498
    Increase in goodwill and deferred
     charges                                  (22,599)   (2,308)   (4,569)
    Increase in computer software costs        (4,130)   (2,676)   (3,133)
    Decrease (increase) in short-term
     investments                                    -    19,855   (14,852)
          Net cash used in investing
           activities                        (157,709) (169,658)  (86,947)

Cash flows from financing activities:
    Principal payments under capital
     lease obligations                         (1,404)   (1,359)   (1,362)
    Proceeds from issuance of long-
     term debt                                 11,400    25,500         -
    Payments of long-term debt                (18,452)  (26,550)  (14,697)
    Issuance of common stock                   11,694     9,348     8,402
    Dividends paid                            (17,693)  (15,876)  (14,187)
    Redemption of preferred stock                   -    (1,883)        -
          Net cash used in
           financing activities               (14,455)  (10,820)  (21,844)

Net decrease in cash and
    cash items                                (33,938)  (36,541)  (17,293)
Cash and cash items at beginning of year       40,955    77,496    94,789
Cash and cash items at end of year           $  7,017  $ 40,955  $ 77,496

See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental disclosure of cash flow information

    Acquisition of Wilson's Supermarkets, net of cash acquired:

                                                      (In thousands)
       Working capital, other than cash                  $  9,894
       Property, plant and equipment                       36,919
       Goodwill                                            72,233
       Other liabilities                                   (2,345)
       Note payable                                        (4,500)
       Issuance of common stock                            (2,000)
       Net cash used to acquire Wilson's Supermarkets    $110,201


    Cash paid during the year for:
                                                      (In thousands)

                                                1995       1994       1993

       Interest (net of amount capitalized,
         $2,529 in 1995, $1,669 in 1994 and
         $1,530 in 1993                       $21,986    $24,205    $23,468

       Income taxes                            49,254     41,286     40,529

Supplemental disclosure of noncash investing and financing activities

    Capital lease obligations totalling $1,997,000, $12,480,000 and $5,404,000 were incurred during 1995, 1994 and 1993, respectively, when the Company entered into real estate leases. Non-cash debt obligations totalling $5,250,000 were incurred during 1994 primarily in the Company's acquisition of Wilson's Supermarkets. In addition, the Company issued $2,000,000 in common stock in the acquisition of Wilson's Supermarkets.

Disclosure of accounting policy

    For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with maturities of three months or less when purchased, to be cash items.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  NATURE OF BUSINESS

The Company and its subsidiaries are principally involved in the distribution and retail sale of food, prescription drugs and related products through supermarkets and combination stores. The Company's stores are located in Maine, New Hampshire, Vermont, Massachusetts, upstate New York, Virginia, North Carolina and South Carolina.

B.  PRINCIPLES OF CONSOLIDATION

The Company's fiscal year ends on the Saturday closest to December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of December 30, 1995, for fiscal year 1995, December 31, 1994, for fiscal year 1994 and January 1, 1994, for fiscal year 1993. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

C.  INVENTORIES

Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. Grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Approximately 86% of inventories were valued using the LIFO method in 1995 and in 1994. Other inventories are stated at the lower of cost (first-in, first-out) or market. The current cost of groceries, general merchandise and pharmaceuticals exceeded the LIFO valuation by $15,608,000 at December 30, 1995 and $14,343,000 at December 31, 1994.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

D.  PROPERTY, PLANT AND EQUIPMENT

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


  AVERAGE
DEPRECIATION                                             (In thousands)
   RATE                                              1995           1994
    2%       Land and improvements                 $ 90,430       $ 81,667
    3%       Buildings                              228,858        203,645
   12%       Furniture, fixtures and equipment      333,492        294,792
    4%       Leasehold interests and improvements   188,730        169,178
             Construction in progress                16,179          6,193
                                                    857,689        755,475
             Less accumulated depreciation
             and amortization                       280,563        251,534
                                                   $577,126       $503,941

E.  STORE OPENING AND CLOSING COSTS

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

F.  GOODWILL

Goodwill, which represents the excess of costs of companies acquired over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over various periods not exceeding 20 years. The Company evaluates, on an ongoing basis, the carrying value of goodwill and would make a specific provision when impairment is identified. The Company has not recognized any provision for impairment of goodwill. Impairment would include the inability to generate operating income sufficient to cover the amortization of goodwill, and in management's

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

judgment, the business would not recover from this position. Impairment would also be identified in the event of an unexpected loss on the sale of a business. Goodwill amortization expense charged to operations was $4,448,000 in 1995, $2,533,000 in 1994 and $843,000 in 1993.

G.  DEFERRED CHARGES

Deferred charges consist primarily of costs of obtaining new store sites, covenants-not-to-compete, tradenames and initial direct lease costs. Costs of obtaining new store sites, if ultimately developed, are capitalized and depreciated over the estimated useful lives of the related assets. Other intangible assets acquired in connection with acquisitions are being amortized on the straight-line method over periods ranging from five to ten years. Lease costs are being amortized on the straight-line method over the base lease terms.

Amortization expense related to these deferred charges was $5,609,000 in 1995, $5,483,000 in 1994 and $4,944,000 in 1993.

H.  CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five years. Amortization expense charged to operations was $2,448,000 in 1995, $3,085,000 in 1994 and $3,116,000 in 1993.

I.  CAPITALIZED INTEREST

The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. Capitalized interest was $2,529,000 in 1995, $1,669,000 in 1994 and $1,530,000 in 1993.

J.  EARNINGS PER COMMON SHARE

Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by dividends paid of $74,000 in 1994 and $220,000 in 1993 on redeemable preferred stock of a subsidiary. All of the remaining outstanding shares of preferred stock were redeemed in 1994, so there were no preferred dividends paid in 1995.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

K.  FAIR VALUE DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash items and notes receivable: The carrying amounts reported in the balance sheet for these items approximate their fair value.

    Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's long-term debt, including current maturities was approximately $161,900,000 at December 30, 1995. The fair value of the long-term debt is estimated to be $178,100,000 at December 30, 1995.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

2.  EXTERNAL FINANCING

At December 30, 1995, the Company had revolving credit lines with several banks totalling $75 million with interest rates determined by different borrowing options including prime, quoted money market or LIBOR plus a premium. At December 30, 1995, there were $11.4 million of outstanding borrowings under these credit lines. The agreements provide for conversion of revolving credit loans to term loans with principal payments due in quarterly installments over a period of four years. The loan agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of working capital, debt and tangible net worth.

The lines require a commitment fee of .21% on the unused portion of the line. There are no compensating balances required during the commitment period.

In addition, the Company had unused, uncommitted short-term lines of credit with four banks totalling $48 million at December 30, 1995. Of this amount,

approximately $4.1 million is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

During 1995, the Company extinguished certain debt, collateralized by real estate and held by an insurance company, totalling $2,776,000. This loan had a term of 15 years and an interest rate of 9.00%. Also, during 1995, the Company made prepayments on certain debt, collateralized by real estate and equipment, totalling $1,379,000. These loans had terms ranging from 7 to 20 years and interest rates between 9.5% and 10.2%.

In February 1996, the Company received approximately one-half of the proceeds of a $75,000,000 senior uncollateralized debt financing, with the balance to be received in May 1996. The terms of these notes range from 7 to 20 years, with a weighted average life of 9 years. Interest rates on the notes vary from 6.2% to 7.1% with a weighted average rate of 6.6%. The amounts of annual principal payments vary over the terms of the loans.

At December 30, 1995, real estate and equipment with a net book value of approximately $98,951,000 served as collateral for debt of approximately $90,544,000.

Net interest expense was as follows:
                                              (In thousands)

                                       1995       1994       1993

Interest on debt                     $15,302    $16,508    $17,249
Capital lease interest                 9,105      8,615      7,230
Capitalized interest                  (2,529)    (1,669)    (1,530)

                                      21,878     23,454     22,949
Less interest income                  (2,510)    (2,094)    (3,612)

Interest expense, net                $19,368    $21,360    $19,337

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Long-term debt consists of the following:

                                                         (In thousands)
                                                        1995         1994


   Collateralized by real estate, due in
   varying installments through 2011 with
   interest from 7.55% to 10.35%                      $ 80,294      $ 86,777

   Uncollateralized senior notes due in varying annual
   installments through 2006 with interest from
   8.42% to 8.97%.                                      51,750        59,000

   Collateralized by equipment, due in varying
   installments through 1999 with interest
   from 6.3% to 10%                                     10,250        13,006

   Uncollateralized revolving credit loans with
   interest at 6.2%.                                    11,400             -

   Other                                                 8,200         9,313

                                                       161,894       168,096

   Less current portion                                 11,246        14,409
                                                      $150,648      $153,687

The uncollateralized senior note agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of debt and tangible net worth.

Maturities of long-term debt at December 30, 1995, are as follows:

                                                    (In thousands)
                              1996                      $ 11,246
                              1997                        15,241
                              1998                        16,989
                              1999                        19,674
                              2000                        17,563
                              2001 and thereafter         81,181
                                                        $161,894

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

The Company's investment in real property under capital leases was as follows:
                                                  (In thousands)
                                               1995            1994

Real property                                $76,457         $76,552
Less accumulated amortization                 19,766          17,731
Net real property under capital leases       $56,691         $58,821


Amortization of property under capital leases was $3,866,000 in 1995, $3,526,000 in 1994 and $3,132,000 in 1993.

Future minimum rental payments under capital lease obligations and operating leases at December 30, 1995, are as follows:

                                                  (In thousands)
                                               Capital      Operating
                                                Leases        Leases

                      1996                    $ 10,580       $ 16,951
                      1997                      10,679         15,272
                      1998                      10,662         13,835
                      1999                      10,858         13,377
                      2000                      10,974         12,731
                      2001 and thereafter      120,934        138,032

               Total minimum lease payments    174,687        210,198

               Less:
                 Imputed interest (at rates
                   from 6.50% to 21.13%)       103,470
                 Estimated executory costs           3
               Present value of net mini-
                 mum lease payments             71,214
               Less current obligations          1,467
               Long-term obligations          $ 69,747

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


Minimum payments for leases have not been reduced by minimum sublease rentals of $1,917,000 due in the future under noncancellable subleases. They also do not include contingent rentals that may be payable under certain leases.

Total rent expense, net of executory costs, was as follows:

                                               (In thousands)

                                    1995           1994           1993

Capital leases:
   Contingent rentals             $   166        $   379        $   650

Operating leases:
   Minimum rentals                 13,847         11,578         12,409
   Contingent rentals                 517            291            435
   Rentals from subleases            (222)          (344)          (344)
                                   14,142         11,525         12,500
                                  $14,308        $11,904        $13,150

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

4.  ACQUISITION OF WILSON'S SUPERMARKETS

In July 1994, the Company acquired Boney Wilson & Sons, Inc. which operates 20 supermarkets in southeastern North Carolina and northeastern South Carolina. The acquisition has been accounted for as a purchase, and accordingly the assets acquired and liabilities assumed have been recorded at their estimated fair values on the date of acquisition. The total cost of the acquisition, including assumed liabilities was $126,739,000, which exceeded the fair value of the acquired net assets by $72,233,000. The excess has been recorded as goodwill and amortized utilizing the straight line method over 20 years. Included within the assets acquired was $3,947,000 of cash and $4,570,000 of cash advances to certain wholesalers.

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

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

5.  CAPITAL STOCK

In February 1988, an existing "standstill" agreement with certain shareholders ("the Sobey Parties") was amended and extended to December 31, 1992. This agreement contains a provision for five one-year extensions provided that neither party notifies the other at least five months in advance of a scheduled termination date of its desire to terminate the agreement. Since neither party gave such written notice, the term of the agreement has been automatically extended to December 31, 1996. Pursuant to the terms of the agreement, the Sobey Parties have agreed, among other things, not to increase their percentage ownership of the Company's voting stock above 25.6%, except in certain circumstances specified by the agreement. Under the agreement, whenever the Company issues shares of voting stock to third parties, the Sobey Parties generally have the right to purchase sufficient shares from the Company to maintain a 25.6% level of ownership. Since 1993 the Company has issued to the Sobey Parties the following shares of common stock pursuant to their purchase rights under the agreement: 1995, 132,000 shares; 1994, 143,000 shares; and 1993, 127,000 shares. All sales to the Sobey Parties pursuant to the standstill agreement have been made at market prices.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

6.  EMPLOYEE BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees' length of service and earnings. The Company's policy is to fund the plan based upon legal requirements and tax regulations. Plan assets consist of common stocks, cash and cash equivalents and fixed income investments. At September 30, 1995 and 1994, the plan's measurement dates, the discount rates used in determining the actuarial present values of the projected benefit obligations were 7.75% and 8%, respectively; the long term rate of increase in compensation levels was 4.5% in both years. The expected long term rate of return on plan assets used in determining net pension expense was 9% for 1995 and 1994 and 8.5% for 1993.

The components of net pension expense were as follows:

                                                    (In thousands)

                                           1995         1994         1993

Service cost                             $ 4,248      $ 4,547      $ 3,197
Interest expense                           4,916        4,882        3,993
Actual return on plan assets              (8,566)        (682)      (5,229)
Net amortization and deferral              3,769       (3,670)       1,454

Net pension expense                      $ 4,367      $ 5,077      $ 3,415

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


The following summarizes the funded status of the plan at December 30, 1995 and December 31, 1994:

                                                    (In thousands)
                                                 1995            1994

Actuarial present value of
   benefit obligations:
      Vested benefit obligation                $48,144         $43,340
      Accumulated benefit obligation           $49,378         $44,756

Projected benefit obligation                   $67,880         $62,041
Plan assets at fair value                       62,766          56,894

Plan assets less than
   projected benefit obligation                  5,114           5,147

Unrecognized net asset
   at transition                                   396             440

Unrecognized net loss                             (841)         (5,254)

Unrecognized prior service cost                 (2,129)         (2,160)

Accrued (prepaid) pension cost                 $ 2,540         $(1,827)

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


The Company also provides certain health care and life insurance benefits for retired employees. The discount rates used to determine the accumulated benefit obligation at September 30, 1995 and 1994, the plan's measurement date, were 7.75% and 8%, respectively. A 7% annual rate of increase in the per capita costs of covered health care was assumed for 1996, gradually decreasing to 5% by the year 2003. A 1% increase in the assumed rate of increase would not have a material effect on the benefit obligation or expense. The Company does not separately fund this plan.

The components of postretirement benefit expense were as follows:

                                                   (In Thousands)

                                         1995           1994           1993
   Service cost                        $    65        $    82        $   117
   Interest expense                        530            686            901
   Net amortizations                       231            497            553

        Net periodic postretirement
           benefit expense             $   826        $ 1,265        $ 1,571


The following summarizes the funded status of the plan at December 30, 1995 and December 31, 1994:

                                                        (In thousands)
                                                     1995           1994
Accumulated benefit obligation:

   Retirees                                       $   4,432       $   7,403
   Actives - eligible to retire                         582             461
   Actives - not eligible to retire                     964           1,230

        Total obligation                              5,978           9,094

Unrecognized transition obligation                   (9,400)         (9,952)
Unrecognized net gain                                 4,849           1,918
   Accrued postretirement benefit liability       $   1,427       $   1,060

The Company also provides a defined contribution 401(k) plan to substantially all employees. Amounts charged to expense for this plan were $2,744,000 in 1995, $2,277,000 in 1994 and $2,063,000 in 1992. The Company
also administers a supplemental executive retirement plan for which the cost was not significant.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

7. EMPLOYEE STOCK PLANS

The 1985 Incentive Stock Option Plan and the 1988 Stock Plan provide for the granting to officers and other key employees options to purchase common stock at 100% of the market price on the date of grant. The 1988 Stock Plan allows the granting of both incentive stock options and non-qualified stock options. Under the Incentive Stock Option Plans, options for 50% of any grant are exercisable after one year and the remainder after two years. Non-qualified options may have various vesting schedules, but generally none are exercisable until one year following the grant. All options may be exercised for cash or by exchanging currently owned shares, or both. Under the 1988 Plan, exchanged shares may be regranted as non-qualified options. Original option grants expire from seven to ten years from the date of grant. Non-qualified stock option activity was not material. Incentive stock option activity for the fiscal years ended December 30, 1995 and December 31, 1994, was as follows:


                                  1995                      1994

                          Shares     Option Price     Shares    Option Price
Outstanding at
  beginning of year     1,184,740    $10.59-23.38     982,782   $10.59-22.63
Granted                   335,636        26.75        367,501    21.63-23.38
Exercised                (137,338)    10.59-23.38    (143,695)   10.59-22.63
Cancelled                 (20,777)    23.63-26.75     (21,848)   10.59-23.38
Outstanding at end
  of year               1,362,261     13.50-26.75   1,184,740    10.59-23.38
Exercisable at end
  of year                 859,526     13.50-23.38     717,144    10.59-22.63
Available for future
  grants                1,308,846          -          224,105         -

The Employee Stock Purchase Plan enables participating employees to purchase common stock through payroll deduction of up to 5% of eligible compensation. The Company pays interest on the accumulated withholdings. These amounts may be used to purchase shares of company stock at the option price (lesser of: (a) 85% of the fair market value at the date of grant or (b) the greater of the market price at the close of business on the exercise date or $10.00 per share). During 1995, employees purchased 95,499 shares, for which $1,887,776 was paid to the Company. As of December 30, 1995, grants had been exercised by employees for the purchase of 105,200 shares. As of February 1996, $2,213,145 had been received by the Company upon issuance of these shares. At December 30, 1995, 307,279 shares remain available for issuance under the Plan.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

In 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock Based Compensation". This statement requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a Company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees". Companies electing to continue following the accounting rules of APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method for accounting as defined in SFAS No. 123 had been applied. The Company has elected to continue to measure its cost using APB No. 25 and, as required, will disclose the impact of SFAS No. 123 with its 1996 financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

8.  INCOME TAXES

The components of the provision for income taxes were as follows:


                                            (In thousands)

                                   1995              1994            1993
Current
  Federal                         $35,689           $34,585         $29,118
  State                             8,259             9,100           6,732
                                   43,948            43,685          35,850

Deferred
  Federal                           2,024            (1,209)            842
  State                               255              (416)            886
                                    2,279            (1,625)          1,728
Total income tax expense          $46,227           $42,060         $37,578


    The reconciliation of income tax computed at the United States Federal statutory tax rates to income tax expense is:


                                         (In thousands)


                           1995               1994               1993

                     Amount  Percent    Amount  Percent    Amount  Percent


Tax at U.S.
 statutory rate     $40,750   35.00%   $36,522   35.00%   $32,264   35.00%
State income taxes,
 net of federal tax
 benefit              5,530    4.75      5,645    5.41      4,973    5.39
Other - net             (53)   (.05)      (107)   (.10)       341     .37

                    $46,227   39.70%   $42,060   40.31%   $37,578   40.76%

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities for the fiscal years ended December 30, 1995 and December 31, 1994 were as follows:

                                                       (In thousands)

                                                    1995           1994

Deferred Tax Liabilities:

  Depreciation and amortization                   $33,240        $32,113
  Other                                             4,496          2,325
                                                   37,736         34,438

Deferred Tax Assets:

  Capital leases                                   (5,938)        (5,072)
  Insurance reserves                               (9,379)        (9,742)
  Associate benefit plans                          (3,922)        (3,576)
  Other                                            (1,852)        (1,681)
                                                  (21,091)       (20,071)

                                                   16,645         14,367

Net current deferred tax assets                     6,584          7,519

Net non-current deferred tax liabilities          $23,229        $21,886


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

                                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (continued)

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a presentation of selected financial data for each of the four quarters of fiscal years 1995, 1994 and 1993. During 1993, the Company adopted SFAS NO. 109 - ACCOUNTING FOR INCOME TAXES. The cumulative effect of this adjustment, which increased net earnings by $2,100,000 or $.05 per share, is reflected in the first quarter of 1993.

                                          (In thousands except per share amounts)

                                           First         Second         Third         Fourth
                                          Quarter        Quarter       Quarter       Quarter
1995
Sales and other revenues......           $598,796       $634,798       $653,879      $680,588
Gross margin......................        145,954        153,055        155,410       162,394
Net earnings......................         14,564         19,025         19,714        16,898
     Per common share.............       $    .35       $    .45       $    .47      $    .40

Weighted average common shares
  outstanding.....................         41,888         42,049         42,168        42,263


1994

Sales and other revenues......           $519,078       $538,216       $622,554      $611,907
Gross margin......................        125,745        134,132        151,612       151,767
Net earnings......................         11,059         15,409         19,102        16,718
     Per common share.............       $    .27       $    .37       $    .46      $    .40

Weighted average common shares
  outstanding.....................         41,316         41,463         41,655        41,745


1993

Sales and other revenues......           $490,565       $517,974       $530,064      $516,286
Gross margin......................        121,534        129,462        133,125       126,836
Net earnings......................         11,869         14,486         16,000        14,350
     Per common share.............       $    .29       $    .35       $    .39      $    .35

Weighted average common shares
  outstanding.....................         40,859         41,044         41,121        41,175




ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                  Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This item, except for certain information relating to Executive Officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996.

                                   Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a) 1., 2.  Consolidated Financial Statements and Related
            Schedules                                                  PAGES

    Report of Independent Accountants.............................      24

    Consolidated Balance Sheets - December 30, 1995 and
       December 31, 1994..........................................     25-26

    Consolidated Statements of Earnings - Fiscal Years Ended,
       December 30, 1995, December 31, 1994 and January 1, 1994...       27

    Consolidated Statements of Changes in Shareholders'
       Equity - Fiscal Years Ended, December 30, 1995,
       December 31, 1994 and January 1, 1994......................       28

    Consolidated Statements of Cash Flows
       - Fiscal Years Ended, December 30, 1995,
       December 31, 1994 and January 1, 1994......................     29-30

    Notes to Consolidated Financial Statements....................     31-48


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


  NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.2 through 10.21 below.

 10.2 - There are incorporated herein by reference (i) the amended and restated Hannaford Bros. Co. Employees' Retirement Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as
         Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No.

                                                                       PAGES

         1-7603) and (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File No. 1-7603).

  10.3 - There are incorporated herein by reference (i) the amended and restated Supplemental Executive Retirement Plan, a copy of which was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603) and (iii) the Second Amendment to said Plan, which was filed as
         Exhibit 10.4 to the Registrant's Quarterly Report on Form
         10-Q for the fiscal quarter ended September 30, 1995 (SEC
         File No. 1-7603).

 10.4 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Bros. Co. Employee Stock Purchase Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603) and (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File
         No. 1-7603).

 10.5 - There are incorporated herein by reference (i) the Registrant's 1985 Incentive Stock Option Plan, a copy of which was filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 2-98387); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603) and (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 1-7603).

                                                                       PAGES

 10.6 - There are incorporated herein by reference (i) the Registrant's 1993 Long Term Incentive Plan, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603) and (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

 10.7 - There are incorporated herein by reference (i) the Registrant's 1980 Long Term Incentive Plan, a copy of which was filed as Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1981 (SEC File No. 1-7603); (ii) an Amendment to said Plan, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended January
         2, 1988 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit
         10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603); (v) the Fourth Amendment to said Plan, a copy of which was filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (vi) the Fifth Amendment to said Plan, a copy of which was filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (SEC File No. 1-7603).

 10.8  - Amended and Restated Hannaford Bros. Co. Annual Incentive    59-63
         Plan, effective December 7, 1995.

 10.9 - There are incorporated herein by reference (i) an Employment Continuity Agreement between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603); (ii) the First Amendment to said Agreement, a copy of which was filed as Exhibit 10.11 to the Registrant's Annual

                                                                       PAGES

         Report on Form 10-K for the fiscal year ended January
         2, 1993 (SEC File No. 1-7603) and (iii) the Second Amendment to said Agreement, a copy of which was filed as Exhibit
         10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603).

 10.10 - There are incorporated herein by reference (i) an Employment Continuity Agreement between the Registrant and Hugh G. Farrington, a copy of which was filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603); (ii) the First Amendment to said Agreement, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended January
         2, 1993 (SEC File No. 1-7603) and (iii) the Second Amendment to said Agreement, a copy of which was filed as Exhibit
         10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603).

 10.11 - There are incorporated herein by reference (i) a standard form of Employment Continuity Agreement between the Registrant and various of its executive officers, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603); (ii) the First Amendment to Form of said Agreement, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January
         2, 1993 (SEC File No. 1-7603) and (iii) the Second Amendment to form of said Agreement, a copy of which was filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603).

 10.12 - There is incorporated herein by reference a standard form Deferred Compensation Agreement available to outside directors of the Registrant, a copy of which was filed as
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984 (SEC File No. 1-7603).

 10.13 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Savings and Investment Plan, a copy of which was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January

                                                                       PAGES

         2, 1993 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603);
         (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on
         Form 10-Q for the fiscal quarter ended July 1, 1995
         (SEC File No. 1-7603) and (v) the Fourth Amendment to said plan (renamed the Hannaford Northeast Savings and Investment Plan), a copy of which was filed as
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1995 (SEC File No. 1-7603).

 10.14 - There is incorporated herein by reference the Hannaford
         Southeast Savings and Investment Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration
         Statement on Form S-8, dated June 8, 1995 (SEC
         Registration No. 33-60119).

 10.15 - There are incorporated herein by reference (i) the Registrant's Amended and Restated Deferred Compensation Plan available to certain management employees of the Registrant, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603) and (ii) the First Amendment said Plan, a copy of which was filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

 10.16 - There is incorporated herein by reference a standard form of Deferred Compensation Agreement available to certain management employees pursuant to the Registrant's Amended and Restated Deferred Compensation Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

                                                                       PAGES

 10.17 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1988 Stock Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's
         Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60655).

 10.18 - There is incorporated herein by reference the Hannaford Bros. Co. Stock Ownership Plan for Outside Directors, approved by shareholders May 24, 1995 and effective January 1, 1996, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60691).

 10.19 - There are incorporated herein by reference (i) an Agreement, dated February 11, 1991, between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated May 14, 1992, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.20 - There are incorporated herein by reference (i) a Letter Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995, a copy of which was filed as Exhibit
         10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603) and (ii) a Consulting Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995, a copy of which was filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603).

                                                                      PAGES

 10.21 - There are incorporated herein by reference (i) a Letter Agreement between the Registrant and Roger W. Hoyt, dated June 1, 1994, a copy of which was filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603) and (ii) a Letter Agreement between the Registrant and Roger W. Hoyt, dated August 15, 1994, a copy of which was filed as Exhibit
         10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603).


 21    - Subsidiaries of the Registrant............................      64

 23    - Consents of Accountants...................................      65

 27    - Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNAFORD BROS. CO.



s/Blythe J. McGarvie
Blythe J. McGarvie
Sr. Vice President, Chief
Financial Officer
(Principal Financial Officer)
March 12, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s/James L. Moody, Jr.    s/Laurel Cutler             s/David F. Sobey
James L. Moody, Jr.      Laurel Cutler               David F. Sobey
Chairman of the Board    Director                    Director
Director                 March 12, 1996              March 12, 1996
March 12, 1996

                         s/Walter J. Salmon          s/Robert L. Strickland
s/Blythe J. McGarvie     Walter J. Salmon            Robert L. Strickland
Blythe J. McGarvie       Director                    Director
Sr. Vice President,      March 12, 1996              March 12, 1996
Chief Financial Officer
(Principal Accounting Officer)
March 12, 1996
                         s/Richard K. Lochridge      s/Claudine B. Malone
                         Richard K. Lochridge        Claudine B. Malone
s/Hugh G. Farrington     Director                    Director
Hugh G. Farrington       March 12, 1996              March 12, 1996
President
Chief Executive Officer
Director
March 12, 1996           s/Robert D. Bolinder
                         Robert D. Bolinder          William A. Andres
                         Director                    Director
s/Bruce G. Allbright     March 12, 1996              March  , 1996
Bruce G. Allbright
Director
March 12, 1996           s/William T. End            s/James W. Gogan
                         William T. End              James W. Gogan
                         Director                    Director
                         March 12, 1996              March 12, 1996