Form 10-Q
period 1996-03-30
HANNAFORD BROTHERS CO
filed 1996-05-07
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   March 30, 1996

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

      As of May 1, 1996, there were 42,309,842 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                            TABLE OF CONTENTS

                                   PART I

                            FINANCIAL INFORMATION

                                                                    Page
  No.

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 30, 1996 and
                December 30, 1995                                     3-4

           Consolidated Statements of Earnings, Three Months
                Ended March 30, 1995 and April 1, 1995                  5

           Consolidated Statements of Cash Flows,
                Three Months Ended March 30, 1996
                and April 1, 1995                                     6-7

           Notes and Schedules to Consolidated Financial Statements   8-10

  Item 2.  Management's Discussion and Analysis of
                First Quarter 1996 Results                           11-15

                                   PART II

  Item 5.  Other Information and Signatures                           16

  Item 6.  Exhibits and Reports on Form 8-K                           16

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                    (In thousands)
                                              (UNAUDITED)
                                               March 30,      December 30,
                                                  1996            1995

  Current assets:
      Cash and cash items                         $ 34,078        $  7,017
      Accounts receivable, net                      14,514          15,556
      Inventories                                  151,399         157,968
      Prepaid expenses                               7,679           7,217
      Deferred income taxes                          6,425           6,584
          Total current assets                     214,095         194,342

  Property, plant and equipment, net               595,381         577,126

  Leased property under capital leases, net         55,725          56,691

  Other assets:
      Goodwill, net                                 92,276          93,348
      Deferred charges, net                         28,117          27,484
      Computer software costs, net                  10,931          10,063
      Miscellaneous assets                           2,550           2,776
          Total other assets                       133,874         133,671

                                                  $999,075        $961,830


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands except share amounts)

                                               (UNAUDITED)
                                                March 30,      December 30,
                                                   1996            1995
  Current liabilities:
      Current maturities of long-term debt         $ 10,720       $ 11,246
      Obligations under capital leases                1,547          1,467
      Accounts payable                              106,111        113,846
      Accrued payroll                                18,565         20,652
      Other accrued expenses                         23,464         23,619
      Income taxes                                    7,742              -
           Total current liabilities                168,149        170,830

  Deferred income tax liabilities                    23,391         23,229

  Other liabilities                                  37,627         28,699

  Long-term debt                                    173,844        150,648

  Obligations under capital leases                   69,332         69,747

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                       -              -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                      -              -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        March 30, 1996: Issued, 42,338,316
        shares, outstanding 42,303,119 shares.
        December 30, 1995: Issued and
        outstanding 42,298,230 shares.               31,754         31,724
      Additional paid-in capital                    121,402        121,974
      Preferred stock purchase rights                   423            423
      Retained earnings                             374,153        364,556
                                                    527,732        518,677
      Less common stock in treasury
        (35,197 shares at cost)                       1,000              -
          Total shareholders' equity                526,732        518,677
                                                   $999,075       $961,830

    See accompanying notes to consolidated financial statements.
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands except per share data)

                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                               March 30,           April 1,
                                                  1996              1995

  Sales and other revenues                       $690,525          $598,796
  Cost of sales                                   522,689           452,842

  Gross margin                                    167,836           145,954
  Selling, general and administrative expenses    138,063           116,156

  Operating profit                                 29,773            29,798

  Interest expense, net                             5,468             5,395

  Earnings before income taxes                     24,305            24,403

  Income taxes                                      9,631             9,839

      Net earnings                               $ 14,674          $ 14,564

  Per share of common stock:

      Net earnings                               $    .35          $    .35

      Cash dividends                             $   .120          $   .105

  Weighted average number of common shares
    outstanding                                    42,305            41,888

  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                          (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                    March 30,      April 1,
                                                      1996           1995
  Cash flows from operating activities:
      Net income                                    $ 14,674      $ 14,564
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               17,785        16,825
          Decrease in inventories                      6,569         8,286
          Decrease in receivables and
            prepayments                                  768         4,160
          Decrease in accounts payable
            and accrued expenses                      (1,049)       (7,036)
          Increase in income taxes payable             7,742         4,894
          Increase (decrease) in deferred taxes          320          (627)
          Other operating activities                     193           (31)
            Net cash provided by operating
              activities                              47,002        41,035

  Cash flows from investing activities:
          Acquisition of property, plant and
            equipment                                (34,182)      (18,366)
          Sale of property, plant and
            equipment, net                             1,465           400
          Increase in deferred charges                (1,521)       (3,293)
          Increase in computer software costs         (1,420)         (919)
            Net cash used in investing activities    (35,658)      (22,178)

  Cash flows from financing activities:
          Principal payments under capital
            lease obligations                           (335)         (355)
          Proceeds from issuance of long-term debt    36,000            --
          Payments of long-term debt                 (13,330)       (1,784)
          Issuance of common stock                     4,100         3,794
          Purchase of treasury stock                  (5,642)           --
          Dividends paid                              (5,076)       (4,404)
            Net cash provided by (used in)
              financing activities                    15,717        (2,749)

  Net increase in cash and cash items                 27,061        16,108
  Cash and cash items at beginning of period           7,017        40,955
  Cash and cash items at end of period              $ 34,078      $ 57,063

    See accompanying notes to consolidated financial statements.
                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information

                                                    (Dollars in thousands)
                                                         (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                  March 30,        April 1,
  Cash paid during the first quarter for:            1996           1995

      Interest (net of amount capitalized,
        $516 in 1996 and $287 in 1995)              $4,040          $4,448

      Income taxes                                  $  327          $5,572


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

      Earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution.

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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                      (In thousands)
                                                (Unaudited)
                                                 March 30,    December 30,
                                                   1996           1995

      Land and improvements                       $ 90,001       $ 90,430
      Buildings                                    229,939        228,858
      Furniture, fixtures & equipment              348,040        333,492
      Leasehold interests & improvements           201,960        188,730
      Construction in progress                      20,101         16,179
                                                   890,041        857,689
      Less accumulated depreciation and
         amortization                              294,660        280,563
                                                  $595,381       $577,126

  3.  LEASED PROPERTY

      Leased property under capital leases consists of the following:

                                                    (In thousands)
                                             (Unaudited)
                                              March 30,    December 30,
                                                1996           1995

      Real property                            $76,457        $76,457
      Less accumulated amortization             20,732         19,766
                                               $55,725        $56,691

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  4.  LONG-TERM DEBT

      In February 1996, the Company received $36 million of proceeds of a $75 million senior uncollateralized debt financing, with the balance to be received in May 1996. The terms of these notes range from 7 to 20 years with a weighted average life of 9 years. Interest rates on the notes vary from 6.2% to 7.1% with a weighted average rate of 6.6%. The amounts of annual principal payments vary over the terms of the loans.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1996
            RESULTS

   RESULTS OF OPERATIONS

       SALES

       Sales and other revenues rose 15.3% for the first quarter of 1996, to $690.5 million, an increase of $91.7 million over the first quarter of 1995. Retail sales increased $89.0 million or 15.4% to $667.5 million, reflecting an increase of $22.0 million or 3.8% in sales from supermarkets that were open in both periods presented ("same store sales") and additional sales of $67.0 million from the net impact of new, expanded and closed stores. Other sales and revenues, which include wholesale, trucking, real estate and miscellaneous retail operations, increased $2.7 million.

       Same store sales were up 3.8% this year as compared to 1.2% in the first quarter of 1995 and 2.5% for the full year 1995. The Company attributes a portion of this increase to the conversion of its private brand product from Shop n Save to Hannaford. The 1996 increase sustains a positive trend that started in late 1993.

       GROSS MARGIN

       During the first three months of 1996, gross margins decreased to 24.3% of sales and other revenues in comparison to 24.4% for the comparable 1995 period.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased to 20.0% of sales and other revenues in the first quarter of 1996 as compared

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1996 RESULTS

       to 19.4% in the first quarter of 1995. This increase is principally the result of additional costs of establishing the Company's position in its southeastern markets.

       INCOME TAXES

       The effective income tax rate decreased in the first quarter of 1996 to 39.6% from 40.3% in the first quarter of 1995. This lower rate is the result of a reduction in the Company's overall state income tax rate. The Company expects the effective tax rate to be in the 39% to 40% range for fiscal 1996.

       NET EARNINGS

       Net earnings increased 0.8% in the first quarter of 1996 to $14.7 million or 2.1% of sales and other revenues, an increase of $0.1 million from 1995 first quarter earnings of $14.6 million or 2.4% of sales and other revenues. Expressed as a percentage of sales, net earnings decreased in the first quarter of 1996 as increased selling, general and administrative expenses were only partially offset by a reduction in the Company's income tax provision. In 1995, the Company stated that its store opening schedule was heavily weighted toward the end of the year and would change the quarterly mix of earnings in 1995 from that of prior years. The Company reported strong percentage increases in net earnings in the first half of 1995 and lower percentage increases in net earnings in the second half of 1995 than it would have under a more normal opening schedule. Due to increased costs that continue to be incurred in the establishment of supermarkets in its new southeastern markets, the Company anticipates 1996 first half net earnings comparisons to 1995 to be relatively flat. The Company anticipates stronger comparative performance in the second half of the year.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1996 RESULTS

   CAPITAL RESOURCES AND LIQUIDITY

       GENERAL

       The current ratio (FIFO basis) on March 30, 1996 was 1.37 while working capital (FIFO basis) was $61.7 million, or 6.2% of total assets. On December 30, 1995, the current ratio (FIFO basis) was
       1.23 while working capital (FIFO basis) was $39.1 million, or 4.1% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $15.8 million on March 30, 1996 and $15.6 million on December 30, 1995. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $75.0 million and available unused lines of short-term credit of $43.9 million on March 30, 1996. In addition, the Company will be receiving the remaining proceeds of $39.0 million in May 1996 on its $75.0 million debt offering of senior uncollateralized notes. Cash and cash items increased $27.1 million to $34.1 million at March 30, 1996 from $7.0 million at December 30, 1995. This increase is primarily the result of cash provided by operating and financing activities partially offset by cash used in investing activities.

       CASH FLOWS FROM OPERATING ACTIVITIES

       Cash provided by operating activities was $47.0 million in the first quarter of 1996, an increase of $6.0 million over the $41.0 million provided in the first quarter of 1995. This increase is primarily attributable to higher depreciation and amortization coupled with a decreased investment in working capital. Inventories decreased $6.6 million in the first quarter of 1996 due primarily to seasonal buying patterns.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1996 RESULTS

       CASH FLOWS FROM INVESTING ACTIVITIES

       Cash used in investing activities increased $13.5 million during the first quarter of 1996 to $35.7 million from $22.2 million during the first quarter of 1995. This increase is primarily the result of increased capital expenditures during the quarter.
       Total capital expenditures totaled $37.1 million in the first quarter of 1996 and were composed of $34.2 million in additions to property, plant and equipment and $2.9 million in deferred charges and computer software costs. These first quarter capital expenditures are primarily composed of costs incurred in meeting the Company's 1996 capital program. The Company expects to spend approximately $200 million on new, relocated and expanded stores to open in 1996 and 1997, a new distribution facility currently under construction in Butner, North Carolina, and improvements necessary to maintain current facilities and systems.

       In January 1996, the Company opened a new supermarket in South Burlington, Vermont, with approximately 33,000 square feet of retail selling space which replaced a smaller, outdated facility. In March 1996 the Company opened a new supermarket in Norfolk, Virginia with approximately 34,000 square feet of retail selling space. During the next three quarters, the Company expects to open 17 supermarkets including 7 new stores, 2 relocations and 3 expansions in the Southeast as well as 3 new stores, 1 relocation and 1 expansion in the Northeast. This program is subject to continuing change and review as conditions warrant.
       Net square footage of retail selling space is expected to increase by over 10% in 1996. Also, construction will commence on a number of stores to open in 1997 with emphasis on additional stores in several southeastern markets. The 1996 capital program is being financed by internally generated funds, long-term debt and leases.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1996 RESULTS

       CASH FLOWS FROM FINANCING ACTIVITIES

       Cash provided by financing activities was $15.7 million in the first quarter of 1996 as compared to $(2.7) million in the first quarter of 1995. This increase of $18.4 million is the result of proceeds from the issuance of long-term debt (Note 4) partially offset by payments of long-term debt and purchases of treasury stock. During the first quarter of 1996 the Company utilized a portion of its debt proceeds to repay $11.4 million on its revolving lines of credit. On March 30, 1996, there were no borrowings on these lines of credit. The Company repurchased 198,422 shares of common stock during the first quarter at a cost of $5.6 million. This repurchased stock is being held in treasury and used in funding the Company's stock based benefit plans. Previously, the Company used new shares to fund certain benefit plans.

                                   PART II

   Item 5:  Other Information

        A limited review was made of the results of the three-month period ended March 30, 1996, by Coopers & Lybrand L.L.P.

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

                                               HANNAFORD BROS. CO.


   Date   May 6, 1996                          /s/Blythe J. McGarvie
                                               Blythe J. McGarvie
                                               Senior Vice President
                                               (Chief Financial Officer)


   Date   May 6, 1996                          /s/Charles H. Crockett
                                               Charles H. Crockett
                                               Assistant Secretary