Form 10-Q
period 1996-06-29
HANNAFORD BROTHERS CO
filed 1996-08-08
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 29, 1996

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

      As of July 22, 1996, there were 42,317,400 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                  Page No.

  Item 1.  Financial Statements

           Consolidated Balance Sheets, June 29, 1996 and
                December 30, 1995                                    3-4

           Consolidated Statements of Earnings, Three Months
                Ended June 29, 1996 and July 1, 1995                  5

           Consolidated Statements of Earnings, Six Months
                Ended June 29, 1996 and July 1, 1995                  6

           Consolidated Statements of Cash Flows, Six Months
                Ended June 29, 1996 and July 1, 1995                 7-8

           Notes and Schedules to Consolidated Financial
                Statements                                           9-11

  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1996 Results                         12-18

                         PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders       19

  Item 5.  Other Information                                         20

  Item 6.  Exhibits and Reports on Form 8-K                          20

  Signatures                                                         21

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                (Dollars in thousands)
                                            (UNAUDITED)
                                             June 29,          December 30,
                                                1996               1995

  Current assets:
      Cash and cash items                     $   44,359         $  7,017
      Accounts receivable, net                    17,099           15,556
      Inventories                                160,391          157,968
      Prepaid expenses                             6,930            7,217
      Deferred income taxes                        6,515            6,584
           Total current assets                  235,294          194,342

  Property, plant and equipment, net             632,745          577,126

  Leased property under capital leases, net       54,749           56,691

  Other assets:
      Goodwill, net                               90,988           93,348
      Deferred charges, net                       30,333           27,484
      Computer software costs, net                12,002           10,063
      Miscellaneous assets                         3,111            2,776
           Total other assets                    136,434          133,671

                                              $1,059,222         $961,830



  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands except share amounts)

                                            (UNAUDITED)
                                              June 29,         December 30,
                                                1996               1995
  Current liabilities:
      Current maturities of long-term debt    $   10,280         $ 11,246
      Obligations under capital leases             1,624            1,467
      Accounts payable                           119,461          113,846
      Accrued payroll                             21,280           20,652
      Other accrued expenses                      22,870           23,619
      Income taxes                                 3,726                -
           Total current liabilities             179,241          170,830

  Deferred income tax liabilities                 24,047           23,229

  Other liabilities                               37,426           28,699

  Long-term debt                                 209,384          150,648

  Obligations under capital leases                68,905           69,747

  Shareholders' equity

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                    -                -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                   -                -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        June 29, 1996: Issued, 42,338,316
        shares, outstanding 42,310,028 shares.
        December 30, 1995: Issued and
        outstanding 42,298,230 shares             31,754           31,724
      Additional paid-in capital                 120,353          121,974
      Preferred stock purchase rights                423              423
      Retained earnings                          388,587          364,556

      Less common stock in treasury
        (28,288 shares at cost)                      898                -
           Total shareholders' equity            540,219          518,677
                                              $1,059,222         $961,830

    See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                              June 29,           July 1,
                                                1996              1995

  Sales and other revenues                    $729,081           $634,798
  Cost of sales                                552,736            481,743

  Gross margin                                 176,345            153,055
  Selling, general and administrative
      expenses                                 138,819            116,241

  Operating profit                              37,526             36,814

  Interest expense, net                          5,251              4,892

  Earnings before income taxes                  32,275             31,922

  Income taxes                                  12,766             12,897

      Net earnings                            $ 19,509           $ 19,025

  Per share of common stock:

      Net earnings                            $    .46           $    .45

      Cash dividends                          $   .120           $   .105

  Weighted average number of common shares
    outstanding                                 42,314             42,049



  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                   SIX MONTHS ENDED
                                              June 29,           July 1,
                                                1996              1995

  Sales and other revenues                   $1,419,606        $1,233,594
  Cost of sales                               1,075,425           934,585

  Gross margin                                  344,181           299,009
  Selling, general and administrative
     expenses                                   276,882           232,397

  Operating profit                               67,299            66,612

  Interest expense, net                          10,719            10,287

  Earnings before income taxes                   56,580            56,325

  Income taxes                                   22,397            22,736

      Net earnings                           $   34,183        $   33,589

  Per share of common stock:

      Net earnings                           $      .81        $      .80

      Cash dividends                         $      .24        $      .21

  Weighted average number of common shares
    outstanding                                  42,309            41,969


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Dollars in thousands)
                                                           (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                   June 29,        July 1,
                                                     1996           1995
  Cash flows from operating activities:
      Net income                                    $ 34,183      $ 33,589
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                36,551        33,741
         Increase in inventories                      (2,423)       (2,221)
         (Increase) decrease in receivables
            and prepayments                           (1,667)        3,618
         Increase in accounts payable
            and accrued expenses                      14,221        14,713
         Increase (decrease) in income taxes payable   3,726        (1,375)
         Increase (decrease) in deferred taxes           887          (591)
         Other operating activities                      135           (50)
           Net cash provided by operating
             activities                               85,613        81,424

  Cash flows from investing activities:
          Acquisition of property, plant and
            equipment                                (88,067)      (47,841)
          Sale of property, plant and
            equipment, net                             2,863         1,894
          Increase in deferred charges                (4,454)       (2,473)
          Increase in computer software costs         (3,057)       (2,343)
            Net cash used in investing activities    (92,715)      (50,763)

  Cash flows from financing activities:
          Principal payments under capital
            lease obligations                           (685)         (709)
          Proceeds from issuance of long-term debt    75,000             -
          Payments of long-term debt                 (17,230)       (3,474)
          Issuance of common stock                     6,240         7,103
          Purchase of Treasury stock                  (8,729)            -
          Dividends paid                             (10,152)       (8,822)
            Net cash used for financing activities    44,444        (5,902)

  Net Increase in cash and cash items                 37,342        24,759
  Cash and cash items at beginning of period           7,017        40,955
  Cash and cash items at end of period              $ 44,359      $ 65,714

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information


                                                     (Dollars in thousands)
                                                          (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                    June 29,       July 1,
  Cash paid during the first six months for:          1996          1995

      Interest (net of amount capitalized,
        $1,291 in 1996 and $839 in 1995)             $10,584        $11,667

      Income taxes                                   $16,542        $24,702




  Disclosure of accounting policy

      For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash items.

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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                      (In thousands)
                                             (Unaudited)
                                              June 29,         December 30,
                                                 1996              1995

      Land and improvements                    $ 91,924          $ 90,430
      Buildings                                 229,589           228,858
      Furniture, fixtures & equipment           366,124           333,492
      Leasehold interests & improvements        218,281           188,730
      Construction in progress                   34,039            16,179
                                                939,957           857,689
      Less accumulated depreciation and
        amortization                            307,212           280,563
                                               $632,745          $577,126

  3. LEASED PROPERTY

     Leased property under capital leases consists of the following:

                                                    (in thousands)
                                          (Unaudited)
                                           June 29,            December 30,
                                             1996                  1995

      Real property                          $76,457              $76,457
      Less accumulated amortization           21,708               19,766
                                             $54,749              $56,691


  4.  LONG-TERM DEBT

      In February 1996, the Company received $36 million of proceeds of a $75 million senior uncollateralized debt financing, with the balance of $39 million received in May 1996. The terms of these notes range from 7 to 20 years with a weighted average life of 9 years. Interest rates on the notes vary from 6.25% to 7.1% with a weighted average rate of 6.6%. The amounts of annual principal payments vary over the terms of the loans.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  5.  CAPITAL STOCK

      In May 1996, the Company amended and extended its existing standstill agreement with certain shareholders ("the Sobey Parties"). The amendment extends the term of the standstill agreement to December 31, 1998, subject to automatic renewal for successive one-year periods (but not beyond December 31, 2000) unless by July 31 of a given year either the Company or any of the Sobey Parties gives written notice of an intention not to further extend the term of the standstill agreement.

      The amendment also made technical changes to the agreement which will allow the Company greater flexibility in the use of common stock to compensate employees and directors and will permit renewal of Hannaford's Shareholder Rights Plan through February 28, 2001. The amendment maintains the Sobey Parties' ownership limit at approximately 25.6% of the Company's voting stock, except in certain circumstances specified by the agreement.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1996
           RESULTS

  RESULTS OF OPERATIONS

     SALES

     Sales and other revenues rose 15.1% for the first half of 1996, to $1,419.6 million, an increase of $186.0 million over the first half of 1995. Sales from supermarkets that were open in both periods presented ("same store sales") increased $36.2 million or 3.3%. Additional supermarket sales of $143.0 million resulted from the net impact of new, expanded and closed stores. Other sales and revenues, which include trucking, real estate and miscellaneous retail operations, increased $6.8 million.

     In the second quarter of 1996, sales and other revenues were $729.1 million, an increase of $94.3 million or 14.9% over those reported for the same period of 1995. Same store sales increased $14.7 million or 2.8%. Additional supermarket sales of $75.5 million resulted form the net impact of new, expanded and closed stores. Other sales and revenues increased $4.1 million.

     Same store sales were up 3.3% this year as compared to 1.5% in the first half of 1995 and 2.5% for the full year 1995. The Company attributes a portion of this increase to the conversion of its private brand products from the Shop n Save name to the Hannaford brand. The 1996 increase sustains a positive trend that started in late 1993.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1996 RESULTS

     GROSS MARGIN

     Gross margins were 24.2% of sales and other revenues in both the first half of 1996 and the first half of 1995. For the second quarter of 1996, gross margins were 24.2% versus 24.1% for the second quarter of 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to 19.5% of sales and other revenues in the first half of 1996 as compared to 18.8% in the first half of 1995. For the second quarter of 1996, selling, general and administrative expenses were 19.0% of sales and other revenues up from 18.3% for the second quarter of 1995, but down from 20.0% reported in the first quarter of 1996. These increases are principally the result of additional costs of establishing the Company's position in its southeastern markets.

     INCOME TAXES

     The effective income tax rate decreased in both the first half and second quarter of 1996 to 39.6% from 40.4% in the corresponding periods of 1995. This lower rate is the result of a reduction in the Company's overall state income tax rate. The Company expects the effective tax rate to be in the 39% to 40% range for fiscal 1996.

     NET EARNINGS

     Net earnings increased 1.8% in the first half of 1996 to $34.2 million or 2.4% of sales and other revenues, an increase of $0.6 million from 1995 first half earnings of $33.6 million or 2.7% of sales and other revenues. Second quarter 1996 net earnings were $19.5 million or 2.7% of sales and other revenues as compared to $19.0 million or 3.0% of sales and other revenues in the second quarter of 1995. Expressed as a percentage of sales, net earnings decreased in the first half and second quarter of 1996 as increased selling, general and administrative expenses were only partially offset by a reduction in the Company's income tax provision.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1996 RESULTS

     These results were in line with the Company's financial plan as reported, which included entering five new markets in the Southeast. In 1995, the Company stated that its store opening schedule was heavily weighted toward the end of the year and would change the quarterly mix of earnings in 1995 from that of prior years. The Company reported strong percentage increases in net earnings in the first half of 1995 and lower percentage increases in net earnings in the second half of 1995 than it would have under a more normal opening schedule. Due to increased costs that continue to be incurred in the establishment of supermarkets in new southeastern markets, the Company anticipated 1996 first half net earnings comparisons to 1995 to be relatively flat. The Company anticipates stronger comparative performance in the second half of the year.

  CAPITAL RESOURCES AND LIQUIDITY

     GENERAL

     The current ratio (FIFO basis) on June 29, 1996 was 1.40 while working capital (FIFO basis) was $72.1 million, or 6.8% of total assets. On December 30, 1995, the current ratio (FIFO basis) was 1.23 while working capital (FIFO basis) was $39.1 million, or 4.1% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $16.1 million on June 29, 1996 and $15.6 million on December 30, 1995. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $75.0 million and available unused lines of short-term credit of $43.9 million at June 29, 1996. Cash and cash items increased $37.4 million to $44.4 million at June 29, 1996 from $7.0 million at December 30, 1995. This increase is primarily the result of cash provided by operating and financing activities partially offset by cash used in investing activities.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1996 RESULTS

     CASH FLOWS FROM OPERATING ACTIVITIES

     Cash provided by operating activities was $85.6 million in the first half of 1996, an increase of $4.2 million over the $81.4 million provided in the first half of 1995. This increase is primarily attributable to higher depreciation and amortization coupled with a decreased investment in working capital.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities increased $41.9 million during the first half of 1996 to $92.7 million from $50.8 million during the first half of 1995. This increase is primarily the result of increased capital expenditures during the period. Total capital expenditures totaled $95.6 million in the first half of 1996 and were composed of $88.1 million in additions to property, plant and equipment and $7.5 million in deferred charges and computer software costs. These first half capital expenditures are primarily composed of costs incurred in meeting the Company's 1996 capital program. The Company expects to spend approximately $200 million on new, relocated and expanded stores to open in 1996 and 1997, a new distribution facility currently under construction in Butner, North Carolina, and improvements necessary to maintain current facilities and systems.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1996 RESULTS

     The Company's expansion plans for 1996 are well underway. So far this year, the Company has opened five new stores, relocated one store, sold one store and closed two small units. In March 1996, the Company opened a new supermarket in Norfolk, Virginia, with 34,000 square feet of retail selling space. This opening expanded the Company's presence in the Tidewater area. In May 1996, new stores were opened in both Cary and Charlotte, North Carolina. The Cary store increased the Company's presence in the Raleigh market with 35,000 square feet of retail selling space. The Charlotte store, with 41,000 square feet of retail selling space, is the Company's second store in that market.
     In June 1996, the Company opened two new supermarkets, one in Williston, Vermont with 33,000 square feet of retail selling space and one in Niskayuna, New York with approximately 47,000 square feet of retail selling space. Earlier in the year, the Company opened a new supermarket in South Burlington, Vermont, with 33,000 square feet of retail selling space which replaced a smaller, outdated facility.
     Also during the first half the Company sold a small supermarket in Kennebunk, Maine and closed two stores in Madawaska and Fort Kent, Maine.

     During the second half of 1996, the Company expects to open 12 supermarkets including 4 new stores, 3 relocations and 1 expansion in the Southeast as well as 1 new store, 1 relocation and 2 expansions in the Northeast. In addition, the Company expects that its new 450,000 square foot distribution center in Butner, North Carolina, will be distributing product to the southeastern states later this year.

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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1996 RESULTS

     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities was $44.4 million in the first half of 1996 as compared to $(5.9) million in the first half of 1995. This increase of $50.3 million is the result of proceeds from the issuance of long-term debt (Note 4) partially offset by payments of long-term debt and purchases of treasury stock. During the first half of 1996 the Company utilized a portion of its debt proceeds to repay $11.4 million on its revolving lines of credit. On June 29, 1996, there were no borrowings on these lines of credit. The Company repurchased 300,624 shares of common stock during the first half at a cost of $8.7 million. Most of this repurchased stock was used to fund the Company's stock based benefit plans, with the balance being held in treasury. Previously, the Company used new shares to fund certain benefit plans.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1996 RESULTS

  FORWARD-LOOKING INFORMATION

  From time to time, information provided by the Company or statements made by its associates may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Company's expected future earnings, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

  (1) Hannaford's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations particularly in perishable categories, changes in product mix or the use of promotional items, both of which may affect pricing strategy, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general or regional economic conditions are all factors which could adversely affect sales projections. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases in interest rates or the Company's cost of borrowing, increases in labor rates due to low unemployment or other factors, unanticipated costs related to the opening of new stores or the inability to control various expense categories.

  (2) Hannaford's future growth is dependent on its ability to expand its retail square footage. Increases in interest rates or the Company's cost of capital, the unavailability of funds for capital expenditures and the inability to develop new stores or convert existing stores as rapidly as planned are all risks to our projected future expansion.

  (3) Adverse determinations with respect to pending or future litigation or other material claims against Hannaford could affect actual results.

  Furthermore, the market price of Hannaford common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the retail sector, especially in the supermarket industry, as well as general economic conditions and other factors external to Hannaford.

                         PART II - OTHER INFORMATION

  Item 4:  Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders was held on May 14, 1996.

      (b) Not applicable.

      (c) The following issues were voted upon by shareholders. All matters were approved as indicated:

   1. ELECTION OF FIVE CLASS III DIRECTORS TO SERVE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS IN 1999.

                                       WITHHOLD
                                       AUTHORITY                 BROKER
                             FOR          FOR         TOTAL     NON-VOTES

  Robert D. Bolinder     36,810,123       415,294   37,225,417          0

  Laurel Cutler          36,799,658       425,759   37,225,417          0

  Richard K. Lochridge   36,809,985       415,432   37,225,417          0

  Renee M. Love          36,784,162       441,255   37,225,417          0

  James L. Moody, Jr.    36,803,813       421,604   37,225,417          0


   2. RATIFICATION OF THE APPOINTMENT OF COOPERS & LYBRAND L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 28, 1996.

                                                                  BROKER
                            FOR         AGAINST      ABSTAIN    NON-VOTES

      TOTAL              36,917,056        48,374      259,987          0

      (d) Not applicable

  Item 5:  Other Information

      A limited review was made of the results of the three-month and six-month periods ended June 29, 1996, by Coopers & Lybrand.

  Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation SK

          10.1 Letter Agreement between the Registrant and James J. Jermann, dated July 8, 1996.

          15 Letter of Coopers & Lybrand L.L.P. furnished pursuant to Regulation SX.

          23 Letter of Coopers & Lybrand L.L.P. regarding incorporation by reference to certain forms S-8 of the Registrant.

          27     Financial Data Schedule

      (b) A Form 8-K was filed on May 20, 1996, reporting under Item 5, an amendment to an existing standstill agreement between the Registrant and the Sobey Parties.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HANNAFORD BROS. CO.



  Date August 8, 1996                         s/Blythe J. McGarvie
                                             Blythe J. McGarvie
                                             Senior Vice President
                                             (Chief Financial Officer)


  Date August 8, 1996                         s/Charles H. Crockett
                                             Charles H. Crockett
                                             Assistant Secretary