Form 10-Q
period 1996-09-28
HANNAFORD BROTHERS CO
filed 1996-11-05
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 28, 1996

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

      As of October 24, 1996, there were 42,276,097 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                 Page No.

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 28, 1996 and
                December 30, 1995                                   3-4

           Consolidated Statements of Earnings, Three Months
                Ended September 28, 1996 and September 30, 1995      5

           Consolidated Statements of Earnings, Nine Months
                Ended September 28, 1996 and September 30, 1995      6

           Consolidated Statements of Cash Flows
                Nine Months Ended September 28, 1996
                and September 30, 1995                              7-8

           Notes and Schedules to Consolidated Financial
                Statements                                          9-11

  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1996 Results                         12-17

                         PART II - OTHER INFORMATION

  Item 5.  Other Information                                        18

  Item 6.  Exhibits and Reports on Form 8K                          18

  Signatures                                                        19

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                (Dollars in thousands)
                                            (UNAUDITED)
                                            September 28,      December 30,
                                                1996               1995

  Current assets:
      Cash and cash items                     $    9,055         $  7,017
      Accounts receivable, net                    16,063           15,556
      Inventories                                171,536          157,968
      Prepaid expenses                             7,970            7,217
      Deferred income taxes                        6,696            6,584
           Total current assets                  211,320          194,342

  Property, plant and equipment, net             674,422          577,126

  Leased property under capital leases, net       61,004           56,691

  Other assets:
      Goodwill, net                               96,947           93,348
      Deferred charges, net                       32,087           27,484
      Computer software costs, net                12,746           10,063
      Miscellaneous assets                         3,069            2,776
           Total other assets                    144,849          133,671

                                              $1,091,595         $961,830




  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands except share amounts)

                                            (UNAUDITED)
                                            September 28,      December 30,
                                                1996               1995
  Current liabilities:
      Current maturities of long-term debt    $    9,672         $ 11,246
      Obligations under capital leases             1,772            1,467
      Accounts payable                           123,745          113,846
      Accrued payroll                             22,619           20,652
      Other accrued expenses                      29,386           23,619
      Income taxes                                 2,721                -
           Total current liabilities             189,915          170,830

  Deferred income tax liabilities                 24,794           23,229

  Other liabilities                               42,278           28,699

  Long-term debt                                 205,799          150,648

  Obligations under capital leases                75,682           69,747

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                    -                -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                   -                -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        September 28, 1996: Issued, 42,338,316
        shares, outstanding 42,265,790 shares.
        December 30, 1995: Issued and
        outstanding 42,298,230 shares             31,754           31,724
      Additional paid-in capital                 119,874          121,974
      Preferred stock purchase rights                423              423
      Retained earnings                          403,413          364,556
                                                 555,464          518,677
      Less common stock in treasury
        (72,526 shares at cost)                    2,337                -
           Total shareholders' equity            553,127          518,677
                                              $1,091,595         $961,830

    See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                            September 28,     September 30,
                                                1996              1995

  Sales and other revenues                    $773,271           $653,879
  Cost of sales                                589,178            498,469

  Gross margin                                 184,093            155,410
  Selling, general and administrative
      expenses                                 145,802            118,392

  Operating profit                              38,291             37,018

  Interest expense, net                          5,356              4,199

  Earnings before income taxes                  32,935             32,819

  Income taxes                                  13,037             13,105

      Net earnings                            $ 19,898           $ 19,714

  Per share of common stock:

      Net earnings                            $    .47           $    .47

      Cash dividends                          $   .120           $   .105

  Weighted average number of common shares
    outstanding                                 42,284             42,168


  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                  NINE MONTHS ENDED
                                            September 28,     September 30,
                                                1996              1995

  Sales and other revenues                   $2,192,877        $1,887,473
  Cost of sales                               1,664,603         1,433,054

  Gross margin                                  528,274           454,419
  Selling, general and administrative
     expenses                                   422,684           350,789

  Operating profit                              105,590           103,630

  Interest expense, net                          16,075            14,486

  Earnings before income taxes                   89,515            89,144

  Income taxes                                   35,434            35,841

      Net earnings                           $   54,081        $   53,303

  Per share of common stock:

      Net earnings                           $     1.28        $     1.27

      Cash dividends                         $     .360        $     .315

  Weighted average number of common shares
    outstanding                                  42,301            42,035


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Dollars in thousands)
                                                          (UNAUDITED)
                                                      NINE MONTHS ENDED
                                                September 28, September 30,
                                                    1996          1995
  Cash flows from operating activities:
    Net income                                    $ 54,081       $ 53,303
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization               56,079         50,653
        Increase in inventories                    (13,568)       (10,402)
        (Increase) decrease in receivables and
          prepayments                               (1,647)         3,450
        Increase in accounts payable
          and accrued expenses                      26,349         23,779
        Increase (decrease) in income taxes
          payable                                    2,720         (2,768)
        Increase (decrease) in deferred taxes        1,453           (458)
        Other operating activities                     103            854
          Net cash provided by operating
            activities                             125,570        118,411

  Cash flows from investing activities:
        Acquisition of Farm Fresh supermarkets           -        (23,850)
        Acquisition of property, plant and
          equipment                               (148,116)       (86,868)
        Sale of property, plant and
          equipment, net                             3,061          1,892
        Increase in goodwill and deferred
          charges                                   (6,945)        (2,825)
        Increase in computer software costs         (4,402)        (3,657)
          Net cash used in investing activities   (156,402)      (115,308)

  Cash flows from financing activities:
        Principal payments under capital
          lease obligations                         (1,076)        (1,057)
        Proceeds from issuance of long-term debt    75,000              -
        Issuance of common stock                     7,300          9,467
        Payments of long-term debt                 (21,423)        (7,568)
        Purchase of Treasury Stock                 (11,708)             -
        Dividends paid                             (15,223)       (13,253)
          Net cash provided by (used in)
            financing activities                    32,870        (12,411)

  Net increase (decrease) in cash and cash items     2,038         (9,308)
  Cash and cash items at beginning of period         7,017         40,955
  Cash and cash items at end of period            $  9,055       $ 31,647

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information

                                                          (in thousands)
                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                September 28, September 30,
                                                    1996          1995

  Cash paid during the first nine months for:

      Interest (net of amount capitalized,
        $2,493 in 1996 and $1,647 in 1995)         $15,100       $15,287

      Income taxes                                 $30,019       $39,067

  Supplemental disclosure of non-cash investing and financing activity

      Capital lease obligations of $7,652,000 were incurred during the nine month period ended September 28, 1996 when the Company entered into leases for certain improved real estate.

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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:


                                                      (in thousands)
                                           (Unaudited)
                                           September 28,       December 30,
                                                1996               1995

     Land and improvements                   $ 96,041            $ 90,430
     Buildings                                230,123             228,858
     Furniture, fixtures & equipment          387,990             333,492
     Leasehold interests & improvements       237,472             188,730
     Construction in progress                  39,162              16,179
                                              990,788             857,689
     Less accumulated depreciation and
        amortization                          316,366             280,563
                                             $674,422            $577,126

  3. LEASED PROPERTY

     Leased property under capital leases consists of the following:

                                                     (in thousands)
                                          (Unaudited)
                                         September 28,        December 30,
                                              1996                1995

     Real property                           $83,476             $76,457
     Less accumulated amortization            22,472              19,766
                                             $61,004             $56,691

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

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1996
           RESULTS

  RESULTS OF OPERATIONS

    SALES

    Sales and other revenues rose 16.2% for the first three quarters of 1996, to $2,192.9 million, an increase of $305.4 million over the first three quarters of 1995. Sales from supermarkets that were open in both periods presented ("same store sales") increased $57.1 million or 3.3%. Additional supermarket sales of $235.7 million resulted from the net impact of new, expanded and closed stores. Other sales and revenues, which include trucking, real estate and miscellaneous retail operations, increased $12.6 million.

    In the third quarter of 1996, sales and other revenues were $773.3 million, an increase of $119.4 million or 18.3% over those reported for the same period in 1995. Same store sales increased $22.1 million or 3.6%. Additional supermarket sales of $91.5 million resulted from the net impact of new, expanded and closed stores. Other sales and revenues increased $5.8 million.

    Same store sales were up 3.3% this year as compared to 2.4% in the comparable period for 1995. The Company attributes a portion of this increase to positive customer response to its conversion of private brand products from the Shop n Save name to the Hannaford brand. The 1996 increase sustains a positive trend that started in late 1993.

    GROSS MARGIN

    Gross margins were 24.1% of sales and other revenues in both the first three quarters of 1996 and the first three quarters of 1995. Gross margins were also constant at 23.8% in both the third quarter of 1996 and the third quarter of 1995. The Company has experienced declines in meat margins in the current year periods. These declines have been offset by slightly increased margins to several product categories as well as an increase in other operating revenues.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1996 RESULTS

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to 19.3% of sales and other revenues in the first nine months of 1996 as compared to 18.6% in the comparable period of 1995. In the third quarter of 1996, selling, general and administrative expenses were 18.9% of sales and other revenues up from 18.1% for the third quarter of 1995. These increases are principally the result of additional costs of establishing the Company's position in its southeastern markets coupled with expenditures incurred in coping with the aftermath of Hurricane Fran.

    INCOME TAXES

    The effective income tax rate decreased in both the first nine months and third quarter of 1996 to 39.6% from 40.2% in the first nine months of 1995 and 39.9% in the third quarter of 1995. This lower rate is the result of a reduction in the Company's overall state income tax rate. The Company expects the effective tax rate to be in the 39% to 40% range for fiscal 1996.

    NET EARNINGS

    Net earnings increased 1.5% in the first nine months of 1996 to $54.1 million or 2.5% of sales and other revenues, an increase of $0.8 million from 1995 nine months earnings of $53.3 million or 2.8% of sales and other revenues. Third quarter 1996 net earnings were $19.9 million or 2.6% of sales and other revenues as compared to $19.7 million or 3.0% of sales and other revenues in the third quarter of 1995. Expressed as a percentage of sales, net earnings decreased in the 1996 periods presented due primarily to increased selling, general and administrative expenses.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1996 RESULTS

    The 1996 third quarter results were below Company expectations due to increased costs that continue to be incurred in the establishment of supermarkets in new southeastern markets, significantly reduced meat margins and the impact of Hurricane Fran. The Company expects fourth quarter earnings to be within expectations.

  CAPITAL RESOURCES AND LIQUIDITY

    GENERAL

    The current ratio (FIFO basis) at September 28, 1996, was 1.20 while working capital (FIFO basis) was $37.8 million or 3.5% of total assets. On December 30, 1995, the current ratio (FIFO basis) was 1.23 while working capital (FIFO basis) was $39.1 million or 4.1% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $16.4 million on September 28, 1996 and $15.6 million on December 30, 1995. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $58.5 million and available unused lines of short-term credit of $35.2 million at September 28, 1996. Cash and cash items increased $2.1 million to $9.1 million at September 28, 1996 from $7.0 million at December 30, 1995. This increase is primarily the result of cash provided by operating and financing activities offset by cash used in investing activities.

    CASH FLOWS FROM OPERATING ACTIVITIES

    Cash provided by operating activities was $125.6 million in the first nine months of 1996, an increase of $7.2 million over the $118.4 million provided in the first nine months of 1995. This increase is primarily attributable to higher depreciation and amortization.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1996 RESULTS

    CASH FLOWS FROM INVESTING ACTIVITIES

    Cash used in investing activities increased $41.1 million during the first nine months of 1996 to $156.4 million from $115.3 million during the first nine months of 1995. This increase is primarily the result of increased capital expenditures during the period. Total capital expenditures totaled $167.1 million in the first nine months of 1996 and were composed of $148.1 million in additions to property, plant and equipment, $11.3 million in deferred charges and computer software costs and $7.7 million in non-cash capital lease additions. These nine months capital expenditures are primarily composed of costs incurred in meeting the Company's 1996 capital program. The Company expects to spend approximately $200 million on new, relocated and expanded stores to open in 1996 and 1997; a new distribution facility in Butner, North Carolina, scheduled to begin shipping product during the fourth quarter; and improvements necessary to maintain current facilities and systems.

    So far this year, the Company has opened ten new stores, relocated two stores and closed two small units. One additional store was sold to an independent wholesale customer. During July, the Company opened a new supermarket in Charlotte, North Carolina, with 34,000 square feet of retail selling space. This is the Company's third store in that market. In August, the Company opened a new supermarket in Brattleboro, Vermont, with 35,000 square feet of retail selling space. The Company also opened a relocated store in Waterville, Maine with 32,000 square feet of retail selling space. This new store replaced a similar downtown facility which was closed. Three new stores were opened in the Southeast in September. The new Raleigh, North Carolina store with 41,000 square feet of retail selling space, continues to increase the Company's presence in this market. A similar sized store in Chester, Virginia, enhances the Company's offering in the Richmond market. The Company opened its second store in Cary, North Carolina, with 35,000 square feet of retail selling space.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1996 RESULTS

    During the first two quarters of 1996, the Company opened new stores in Cary and Charlotte, North Carolina, Norfolk, Virginia, Niskayuna, New York and Williston, Vermont. The Company also opened a relocated store in South Burlington, Vermont which replaced an older and smaller facility which was closed. Also during the first half, the Company sold a small supermarket in Kennebunk, Maine and closed two stores in Madawaska and Fort Kent, Maine.

    During the fourth quarter, the Company expects to open one expanded supermarket. In addition, the Company's new 450,000 square foot distribution center in Butner, North Carolina, will be distributing product to the supermarkets in the Southeast.

    This program is subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by over 10% in 1996. Also, construction has commenced on a number of stores to open in 1997 with emphasis on additional stores in several southeastern markets. The 1996 capital program is being financed by internally generated funds, long-term debt, leases and lines of credit.

    CASH FLOWS FROM FINANCING ACTIVITIES

    Cash provided by financing activities was $32.9 million in the first nine months of 1996 as compared to $(12.4) million in the first nine months of 1995. This increase of $45.3 million is the result of proceeds from the issuance of long-term debt (note 4) partially offset by payments of long-term debt and purchases of treasury stock. During the first nine months of 1996 the Company utilized a portion of its debt proceeds to repay $11.4 million on its revolving lines of credit. The Company purchased 393,413 shares of common stock during the first nine months at a cost of $11.7 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans, with the balance being held in treasury. Previously, the Company used new shares to fund certain benefit plans.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1996 RESULTS

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

                                  PART II

  Item 5:  Other Information

      A limited review was made of the results of the three-month and nine-month periods ended September 28, 1996, by Coopers & Lybrand.

  Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation SK

          10.1 Third Amendment to the Hannaford Bros. Co. Employee Stock Purchase Plan effective October 2, 1996.

          15 Letter of Coopers & Lybrand L.L.P. furnished pursuant to Regulation SX.

          23 Letter of Coopers & Lybrand L.L.P. regarding incorporation by reference to certain Forms S-8 of the Registrant

          27    Financial Data Schedule

      (b) There were no reports on Form 8-K filed during the quarter ended September 28, 1996.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HANNAFORD BROS. CO.



  Date November 5, 1996                          s/Blythe J. McGarvie
                                                 Blythe J. McGarvie
                                                 Senior Vice President
                                                 (Chief Financial Officer)



  Date November 5, 1996                          s/Charles H. Crockett
                                                 Charles H. Crockett
                                                 Assistant Secretary