Form 10-K
period 1996-12-28
HANNAFORD BROTHERS CO
filed 1997-03-14
CIK 45379

FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended December 28, 1996
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock, $.75 par value, held by non-affiliates as of March 3, 1997, was $1,070,462,405. This calculation assumes that all shares of Common Stock beneficially held by directors and executive officers of the Registrant are owned by "affiliates".

  As of March 3, 1997, there were 42,308,693 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE
  PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 12, 1997.
                                                  Exhibit Index on Page: 52

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

Consolidated sales and other revenues for 1996 were $2,958 million, an increase of 15.2% over last year's sales and other revenues of $2,568 million. Comparable same store sales were up 3.2% for fiscal year 1996 as compared to an increase of 2.5% in 1995.

The Registrant ships food and food-related products from its distribution centers to an additional 19 independent wholesale customers. Sales to these wholesale accounts amounted to 2.2% of total sales in 1996. Other revenues from such activities as trucking, real estate and retail services amounted to about 1.3% of total sales.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant, through its operations and those of its subsidiaries, is principally involved in the retail food business. The Registrant considers its business a single segment under the applicable reporting rules. See
Item 8, Financial Statements and Supplementary Data.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant is a multi-regional food retailer, with 139 supermarkets located throughout Maine, New Hampshire and Vermont, and in parts of New York, Massachusetts, Virginia, North Carolina and South Carolina. Its stores are operated primarily under the names Shop 'n Save(R), Hannaford(R) and Wilson's(SM). The Registrant offers consumers comprehensive product variety and outstanding freshness and quality in perishables, at competitive prices, from modern and convenient facilities. The Registrant also operates 82 pharmacies within the Registrant's supermarkets and combination stores.

Of the Registrant's 100 supermarkets in the northeastern region of the United States, more than 75% are either new or have been expanded or relocated in the past 10 years. During this period, a number of smaller outdated facilities have been closed or sold. Since 1983, the Registrant has opened or acquired 74 combination stores with selling areas ranging from 22,300 to 61,700 square feet. These combination stores offer under one roof the traditional all-department supermarket, together with other services and expanded lines of general merchandise.

The Registrant operates 39 supermarkets located in Virginia, North Carolina and South Carolina. Eighteen of these stores were acquired by the Registrant in July 1994, six were acquired in September 1995 and fifteen were newly constructed during 1995 and 1996. These stores range in size from 16,300 to 48,700 square feet of selling area.

In 1997, the Registrant expects to open several new stores in New York, North Carolina, South Carolina and Virginia and will expand or relocate a number of others.

The following tables set forth certain statistical information regarding the Registrant's operations at the dates indicated:

                                            FISCAL YEAR
NUMBER OF STORES       1992        1993         1994       1995        1996


      Beginning          88          93           93        118         134
      Opened              7           4           10         13          13
      Closed             (2)         (4)          (5)        (3)         (7)
      Sold                0           0            0          0          (1)
      Acquired            0           0           20          6           0
      Ending             93          93          118        134         139


AVERAGE SQUARE FEET
  OF SELLING AREA
  PER STORE          28,200      29,800       30,100     31,100      32,300

TOTAL SQUARE FEET
 OF SELLING AREA  2,619,000   2,771,000    3,547,000  4,166,000   4,490,000

As illustrated by the foregoing tables, the Registrant has continued to expand its food store operations.

During 1996, net selling square footage increased 7.8%. The Registrant opened ten new food stores with selling areas ranging from 33,300 square feet to 46,800 square feet, relocated three existing stores to larger, new facilities, sold one small store to an independent customer and closed four stores.

During 1997, the Registrant expects to open eleven new food stores, one of which will be located in the northeastern market area and ten in the Southeast. The new stores will range from 33,000 square feet to 41,000 square feet of selling area. The Registrant will also relocate two of its existing stores in the Northeast and three in the Southeast to new facilities. It is expected that net retail selling area will increase approximately 11% in 1997.

As part of its ongoing expansion program, the Registrant will also consider the acquisition of additional supermarkets, if attractive opportunities become available.

The Registrant's distribution facilities which support its retail operations include:

1. An owned distribution facility in South Portland, Maine, which primarily services certain store locations in Maine, New Hampshire and Massachusetts. This facility warehouses grocery, fresh fruits and vegetables, frozen foods, meat, and dairy products in approximately 521,000 square feet of floor area, and has dock facilities for 89 highway trailers. This distribution center, as well as the others, has a dedicated on-line computerized warehouse management system, which efficiently controls the movement of product through the facility and schedules labor for greater efficiency and productivity. Productivity in the distribution facilities also has been enhanced through the use of employee incentive payment programs.

2. An owned distribution center and office facility in Schodack, New York, which primarily services certain store locations in New York, Vermont, New Hampshire and Massachusetts. This facility warehouses grocery, fresh fruits and vegetables, meat, dairy and frozen food products in approximately 489,000 square feet of floor area and has dock facilities for 129 highway trailers. Although approvals have been received to expand this facility to approximately 1,200,000 square feet, the Registrant has no current plans to do so. This distribution center operates under a team management system which the Registrant calls Socio-Technical Systems.

3. An owned 200,000 square foot distribution facility in Winthrop, Maine. This facility distributes health and beauty care products, specialty foods, pharmaceuticals and some general merchandise to all of the Registrant's retail outlets. This facility has converted from a conventional management system to a team-based one similar to that used in the Schodack, New York, distribution center.

4. An owned distribution center in Butner, North Carolina, which services all of the Registrant's store locations in North Carolina, South Carolina and Virginia. This facility warehouses grocery, fresh fruits and vegetables, frozen foods, meat and dairy products in approximately 431,000 square feet of floor area and has dock facilities for 112 highway trailers. This facility was opened in November 1996 and incorporates increased staging areas for crossdocking, a mezzanine for slower moving items and other modern distribution techniques. The site on which this distribution center is located includes land for additional expansion of the distribution center to approximately 750,000 square feet.

Hannaford Trucking Company, a wholly-owned subsidiary, transports merchandise to and from the Registrant's distribution facilities and is licensed as an irregular route common carrier with 48 state authority. Hannaford Trucking Company also hauls products for third-party customers, thereby reducing the number of miles that its trucks travel empty.

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

During 1996, the Registrant completed the conversion of its primary private brand from "Shop 'n Save(R)" to "Hannaford(R)". The Registrant continues to sell a few items under the Shop n Save(R) brand name.

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

In its wholesale operations, the Registrant directly competes with other regional wholesalers, some of which supply franchised retail outlets. The loss of any one or a few of the wholesale customers would not have a materially adverse effect on the Registrant. Wholesale sales are not material.

No material expenditures were made during fiscal 1994, 1995 or 1996 on research activities relating to new or improved products, services or techniques.

The Registrant does not foresee that material capital outlays will be needed nor that material increases in operating expenses will be incurred for the purpose of compliance with any statutory requirement respecting environmental quality.

As of December 28, 1996, the Registrant had approximately 7,400 full-time and 14,600 part-time employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

Neither the Registrant nor any of its subsidiaries engages in any operations in foreign countries, nor is a material portion of sales and revenues derived from retail customers in foreign countries.

ITEM 2.  PROPERTIES

The Registrant owns 58 of its 139 food stores and leases the remaining 81 locations. It owns all 4 of its current distribution facilities and leases its general office facility in Scarborough, Maine. The Registrant's properties are located in Maine, New Hampshire, Vermont, northern Massachusetts, eastern upstate New York, southern Virginia, North Carolina and northeastern South Carolina. The Registrant believes that its properties are well maintained and are appropriate for its business needs.

The number of stores and facilities operated and the square feet of space at December 28, 1996, consisted of:


                                                 SQUARE       SQUARE FOOTAGE
                                                FOOTAGE           SELLING
                                 UNITS         GROSS AREA           AREA
                                                      (in thousands)

    Stores                        139             6,320            4,490
    Distribution and
      administrative facilities     5             1,860              --
          Total                   144             8,180            4,490


The following table sets forth expiration dates of leased facilities, assuming exercise of all renewal options:

                   LEASE                                 ADMINISTRATIVE
                EXPIRATION          FOOD STORES            FACILITIES

                 1997-2006                4
                 2007-2016                7
                 2017-thereafter         70                   1
                                         81                   1


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

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

JAMES L. MOODY, JR.          65      Chairman of the Board       04/28/60

Mr. Moody was elected Chairman of the Board in 1984. He also served in the capacity of Chief Executive Officer from 1973 until 1992. He held the position of President for more than five years prior to his election as Chairman and has been employed by the Registrant in various supervisory and executive capacities since 1959.

HUGH G. FARRINGTON           52      President                    09/30/77
                                     Chief Executive Officer

Mr. Farrington was elected President in 1984 and designated Chief Executive Officer in 1992. He had held the position of Chief Operating Officer from 1984 to 1992. He had been Executive Vice President from 1981 until his election as President. He has been employed by the Registrant in various operating, supervisory and executive capacities since 1968.

                                                         SERVED AS AN EXECU-
NAME                        AGE        POSITION          TIVE OFFICER SINCE:

RICHARD A. ANICETTI          39      Senior Vice President &      08/10/94
                                     General Manager,
                                     Southeast Operations

Mr. Anicetti was elected Senior Vice President and General Manager, Southeast Operations in December 1995. He had been Senior Vice President, Retail Operations for the southeast since 1994 and Vice President - Retail Operations/General Manager, New Hampshire and Massachusetts from 1989 to 1994. He has been employed by the Registrant since 1980 in various retail management capacities.

PAUL A. FRITZSON             43      Senior Vice President,       01/02/92
                                     Marketing, Merchandising
                                     & Distribution

Mr. Fritzson was elected Senior Vice President, Marketing, Merchandising and Distribution in December 1995. He had been Senior Vice President, Marketing since 1994, Vice President - Marketing from 1992 to 1994 and Vice President, General Merchandise from 1990 to 1992. He had served previously in various staff and merchandising capacities since 1978.

ANDREW P. GEOGHEGAN, ESQ.    46      Senior Vice President,       09/14/87
                                     Secretary & General Counsel

Mr. Geoghegan was elected Senior Vice President, Secretary and General Counsel in May 1996. He joined the Registrant as Vice President, General Counsel in September 1987. He was elected Secretary in 1992. From 1979 to 1987 he was in private law practice with the firm of Kassoy, Lopez & Geoghegan Law Corporation, Beverly Hills, California, specializing in corporate, tax and real estate law.

RONALD C. HODGE              49      Senior Vice President,       08/10/94
                                     Northeast Operations

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

                                                         SERVED AS AN EXECU-
NAME                        AGE        POSITION          TIVE OFFICER SINCE:

BLYTHE J. MCGARVIE           40      Senior Vice President,       11/14/94
                                     Chief Financial Officer

Ms. McGarvie was elected Senior Vice President and designated Chief Financial Officer in May 1995. She joined the Registrant as Senior Vice President - Finance in November 1994. From 1991 to 1994 she was Chief Administrative Officer for the Pacific Rim Group of Sara Lee Corporation. From 1985 to 1991 she was employed by Kraft General Foods in various finance positions.

LARRY A. PLOTKIN             46      Senior Vice President,       10/06/81
                                     Corporate Development

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

MICHAEL J. STROUT            42      Senior Vice President,       12/19/94
                                     Human Resources

Mr. Strout rejoined the Registrant as Senior Vice President, Human Resources in December 1994. From 1990 through 1994 he was Vice President - Human Resources and later Senior Vice President - Human Resources at Tops Markets, Inc., Buffalo, New York. From 1985 to 1990 Mr. Strout had been employed by the Registrant in various Human Resource management positions.

ANDREW N. WESTLUND           44      Vice President,              10/04/92
                                     Distribution

Mr. Westlund was elected Vice President, Distribution in 1992. He served as Vice President - Warehousing in 1992 after holding the position of Director, Warehouse Operations-New York since his employment in 1989. He was previously employed by Super Valu, Minneapolis, Minnesota as Warehouse Manager.

LARRY A. WILSON              38      Vice President,              08/10/94
                                     Merchandising - Southeast
                                     Operations

Mr. Wilson was elected Vice President, Merchandising - Southeast Operations in July 1996. From August 1994 to May 1996 he served as Vice President - Wilson's and from May 1996, to July 1996, as Vice President, Retail Operations. For more than five years prior to that date he held various executive positions with Wilson's Supermarkets located in Wilmington, North Carolina.

                                    Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Registrant has been listed on the New York Stock Exchange since July 18, 1986. The following table sets forth the dividends per share and the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes during each quarter of 1995 and 1996.



                                                                 QUARTERLY
                                         SALE PRICE              DIVIDENDS
                                    HIGH               LOW       PER SHARE

1st Quarter, 1995                 $27.000           $24.875        .105
2nd Quarter, 1995                  29.000            24.750        .105
3rd Quarter, 1995                  28.500            25.000        .105
4th Quarter, 1995                  26.875            23.875        .105

1st Quarter, 1996                 $29.375           $23.000        .120
2nd Quarter, 1996                  33.125            27.000        .120
3rd Quarter, 1996                  34.250            30.000        .120
4th Quarter, 1996                  34.000            29.875        .120




There are approximately 18,000 record holders of the Common Stock. Fiscal 1996 was the forty-eighth consecutive year that dividends were paid on the Common Stock and the thirty-fourth consecutive year that the aggregate dividend paid per share (after adjusting for stock splits) has increased.
On February 11, 1997, the Board of Directors voted to increase the quarterly dividend to $.135 per share for the dividend due to be paid on March 27, 1997. Future dividends will depend on the Registrant's earnings and financial condition.

Item 6.  Selected Financial Data

                                                                                    Fiscal Year
                                                                1996         1995         1994         1993        1992
                                                                         (In thousands except per share amounts)
EARNINGS STATEMENT DATA:
Sales and other revenues.................................    $2,957,559   $2,568,061   $2,291,755   $2,054,889  $2,066,023
Cost of sales............................................     2,242,784    1,951,248    1,728,499    1,543,932   1,552,155

Gross margin.............................................       714,775      616,813      563,256      510,957     513,868
Selling, general and administrative expense..............       568,033      481,017      437,548      399,437     411,487

Operating profit.........................................       146,742      135,796      125,708      111,520     102,381
Interest expense, net....................................        22,204       19,368       21,360       19,337      20,711

Earnings before income taxes.............................       124,538      116,428      104,348       92,183      81,670
Income taxes.............................................        49,333       46,227       42,060       37,578      32,476
Earnings before cumulative effect
  of change in accounting principle......................        75,205       70,201       62,288       54,605      49,194
  Cumulative effect of accounting change.................             -            -            -        2,100           -
Net earnings.............................................    $   75,205   $   70,201   $   62,288   $   56,705  $   49,194
Per common share:
   Earnings before cumulative effect of accounting change    $     1.78   $     1.67   $     1.50   $     1.33  $     1.21
   Cumulative effect of accounting change................             -            -            -          .05           -
   Net earnings..........................................    $     1.78   $     1.67   $     1.50   $     1.38  $     1.21
   Cash dividends........................................    $      .48   $      .42   $      .38   $      .34  $      .30

Weighted average number of common shares outstanding....         42,298       42,092       41,544       41,049      40,520

                                                               December     December     December     January     January
                                                               28, 1996     30, 1995     31, 1994     1, 1994     2, 1993
BALANCE SHEET DATA:                                              (Dollar amounts in thousands except per share data)
Working capital..........................................    $   21,796   $   23,512   $   42,707    $ 118,830   $ 105,187
Total assets.............................................     1,183,727      961,830      877,605      795,355     768,596
Current maturities:
   Long-term debt........................................        14,213       11,246       14,409        7,180       7,015
   Obligations under capital leases......................         1,775        1,467        1,382        1,412       1,387
Long-term debt, excluding current maturities.............       227,525      150,648      153,687      156,716     171,578
Obligations under capital leases, excluding current
  maturities.............................................        75,198       69,747       69,552       58,835      54,930
Redeemable preferred stock of a subsidiary...............             -            -            -        1,883       2,781
Shareholders' equity.....................................       569,156      518,677      454,475      396,715     345,796
Book value per share.....................................    $    13.46   $    12.26   $    10.88   $     9.63  $     8.48

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

RESULTS OF OPERATIONS

Overview

In 1996, the Company achieved increased sales and earnings while continuing its expansion in the Southeast. Sales and other revenues increased 15.2% and net earnings increased 7.1% when compared to 1995 financial results.
The increased sales were achieved by expanding supermarket selling area by 7.8% coupled with a healthy increase of 3.2% in same store sales. The increase in net earnings was achieved despite substantial costs associated with the Company's significant expansion in the Southeast. Programs to build sales and reduce the cost of doing business continue to yield positive results. In November 1996, the Company opened a new distribution center in the Southeast. The cost efficiencies anticipated to be gained from self-delivery of product coupled with a continued focus on specific Southeast operations should allow the Company to build upon its long-term growth strategy. The Company expects to add approximately 11% to its supermarket selling area in 1997 with the majority of this increase occurring in its southeastern region.

The following table sets forth for the years indicated the percentages which selected items in the consolidated statements of earnings are to sales and other revenues and the percentage change in the dollar values of such items as compared to the indicated prior year:

   PERCENTAGE OF SALES                               YEAR-TO-YEAR PERCENTAGE
    AND OTHER REVENUES                               CHANGE IN DOLLAR VALUES
EXCEPT PER SHARE AMOUNTS                            FISCAL 1996  FISCAL 1995
       FISCAL YEAR                                  COMPARED TO  COMPARED TO
 1996     1995     1994                             FISCAL 1995  FISCAL 1994

  100.0%   100.0%   100.0%  Sales and other revenues      15.2       12.1%

   24.2     24.0     24.6   Gross margin                  15.9        9.5

                            Selling, general and
   19.2     18.7     19.1     administrative expenses     18.1        9.9

    5.0      5.3      5.5   Operating profit               8.1        8.0

    0.8      0.8      1.0   Interest expense, net         14.6       (9.3)

    4.2      4.5      4.5   Earnings before income taxes   7.0       11.6

    1.7      1.8      1.8   Income taxes                   6.7        9.9

    2.5%     2.7%     2.7%  Net earnings                   7.1       12.7


  $1.78    $1.67    $1.50   Earnings per common share      6.6       11.3

Sales

Sales and other revenues rose 15.2% in 1996, to $2,958 million, an increase of $390 million over 1995 results. Retail sales increased $372 million or 15.0% to $2,853 million, reflecting an increase of $76 million or 3.2% in sales from supermarkets that were open in both periods presented ("same store sales") and additional sales of $296 million from the net impact of new, expanded, relocated and closed stores. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, increased $18 million in 1996.

The same store sales increase of 3.2% continues a positive trend that started in 1993. Fourth quarter 1996 same store sales increased 3.0% in comparison to fourth quarter 1995. These increases were achieved despite low overall food inflation and continued strong supermarket competition.

In 1995, sales and other revenues were $2,568 million, an increase of $276 million or 12.1% over 1994 results. Retail sales increased $277 million or 12.6%. Same store sales reflected an increase of 2.5%. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, decreased $1 million in 1995.

Gross Margin

Gross margin increased in 1996 to 24.2% of sales and other revenues in comparison to 24.0% in 1995. The 1996 increase is the result of improved selling margins in certain of the Company's marketing territories. The Company continues to focus on maintaining a competitive pricing strategy in all marketing territories.

Gross margins decreased in 1995 to 24.0% of sales and other revenues in comparison to 24.6% in 1994. This decrease primarily reflects lower gross margins earned by the Company's southeastern operations and competitive pricing strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 19.2% of sales and other revenues in 1996 as compared to 18.7% in 1995. This increase is principally the result of additional costs of establishing the Company's position in its southeastern markets.

Selling, general and administrative expenses decreased to 18.7% of sales and other revenues in 1995 as compared to 19.1% in 1994. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, decreased as a percentage of sales in 1995 as compared to 1994. This decrease reflected cost containment efforts and the impact resulting from the Company's acquisition of Wilson's Supermarkets.

Interest Expense, Net

Net interest expense expressed as a percentage of sales and other revenues was 0.8% in both 1996 and 1995 and 1.0% in 1994.

Net interest expense in 1996 was $22.2 million, an increase of 14.6% from 1995 net interest expense of $19.4 million. This increase is primarily the result of an increase of average debt levels coupled with a decrease in invested cash which is reflected as a decrease in interest income.

Net interest expense in 1995 was $19.4 million, a decrease of 9.3% from 1994 net interest expense of $21.4 million. This decrease was primarily the result of a decrease in average debt levels coupled with a rise in construction activity.

Income Taxes

The provision for income taxes includes both federal and state income taxes. The effective tax rate decreased in 1996 to 39.6% from 39.7% in 1995 and 40.3% in 1994. These lower effective tax rates are the result of reductions in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for 1997 and thereafter to be in the 38% to 39% range.

Net Earnings and Earnings Per Common Share

Net earnings increased 7.1% in 1996 to $75.2 million or 2.5% of sales and other revenues, an increase of $5.0 million from 1995 net earnings of $70.2 million or 2.7% of sales and other revenues. This increase is the result of increased sales and gross margin, partially offset by an increase in selling, general and administrative expenses.

Net earnings for the fourth quarter of 1996 were $21.1 million, an increase of 25.0% over 1995 fourth quarter net earnings of $16.4 million. Net earnings per common share exhibited a similar percentage increase to $.50 for the fourth quarter of 1996 versus $.40 for the fourth quarter of 1995. Management does not expect the Company to sustain increases of this magnitude in the first half of 1997 due to a number of new store openings in the first two quarters of the year.

Net earnings rose 12.7% in 1995 to $70.2 million, an increase of $7.9 million over 1994 net earnings of $62.3 million. This increase is the result of increased sales and reduced selling, general and administrative expenses expressed as a percentage of sales, partially offset by a reduction in gross margin percentage.

Net earnings per common share in 1996 were $1.78 as compared to $1.67 in 1995, an increase of 6.6%.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

Measures of liquidity for each of the last three fiscal years are as follows:
                                            (Dollars in millions)
                                 December 28,   December 30,   December 31,
                                     1996           1995           1994

Cash and cash items                  $42.5          $ 7.0          $41.0
Working capital (FIFO inventory)     $38.9          $39.1          $57.1
Unused lines of revolving credit     $48.5          $63.6          $50.0
Unused lines of short-term credit    $35.3          $43.9          $21.6
Current ratio (FIFO inventory)        1.16           1.23           1.36

The Company maintained a solid capital structure at the end of fiscal 1996. Cash and cash items increased $35.5 million to $42.5 million at the end of fiscal 1996. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At December 28, 1996, the Company had $31.5 million outstanding on its revolving lines of credit. In February 1997, the Company received the proceeds of a $20.0 million senior uncollateralized debt financing. The term of the debt is 12 years, with an average life of 10 years and an interest rate of 7.4%. The additional senior uncollateralized debt financing will maintain a capital structure that management believes is a conservative position within the industry. The Company is in a solid financial position to carry out its current expansion and growth plans in 1997.

In February 1993, the Company authorized a stock repurchase program with a life of three years which expired at the end of 1995. During the three year period, the Company did not buy any shares under the program. In February 1996, the Company renewed the repurchase program authorizing the purchase of up to $75 million in shares of Hannaford common stock over the next three years. The program authorizes purchases on the open market and through privately negotiated transactions. Shares repurchased by the Company are held as treasury shares and are available to the Company for use in funding its stock based benefit plans, and when authorized, for other corporate purposes. In 1996, the Company reacquired approximately 468,000 shares at a cost of $14.1 million, all of which were targeted to fund issuances under stock-based benefit plans.

Cash Flows from Operating Activities

Cash provided by operating activities was $201.2 million in 1996, an increase of $63.0 million over the $138.2 million provided in 1995. This increase is primarily attributable to an overall decrease in net working capital items coupled with improved results of operations and higher depreciation and amortization. Inventories increased $33.7 million when comparing December 28, 1996 with December 30, 1995. This increase is attributable to additional retail inventory in new stores coupled with higher warehouse inventory due to the opening of the Company's new distribution facility in the Southeast. Accounts payable, accrued expenses and other liabilities increased $77.9 million over the same period reflecting the overall growth of the Company's operations.

Cash provided by operating activities was $138.2 million in 1995, a decrease of $5.7 million from the $143.9 million provided in 1994. This decrease is primarily attributable to an increased investment in certain working capital items offset by improved results of operations, higher depreciation and amortization, and an increase in accounts payable and accrued expenses. These changes reflect the Company's growth during 1995.

Cash Flows from Investing Activities

Cash used in investing activities increased $59.3 million during 1996 to $217.0 million from $157.7 million in 1995. This increase is primarily the result of the Company's increased capital investment in 1996. Total capital investments totaled $230.6 million in 1996 and were composed of $215.1 million in additions to property, plant and equipment, $7.9 million in deferred charges and computer software costs and $7.6 million in non-cash capital lease additions. These 1996 capital investments were primarily composed of costs incurred in building and equipping new and expanded supermarkets and in the construction of a new distribution facility for the Southeast. The distribution facility, located in Butner, North Carolina, began shipping product in November 1996.

Net retail selling space for supermarkets increased 7.8% in 1996 to 4,490,000 square feet at year-end, an increase of 324,000 square feet over 1995 year-end sales area. The Company opened 13 new supermarkets while closing 7 facilities and selling 1 food store. A number of 1996 supermarket construction starts will not be completed until 1997. The number of supermarkets and square footage of selling area at year-ends 1996, 1995 and 1994 are summarized below:
                                 SUPERMARKETS
                         NUMBER OF         SQUARE FOOTAGE
                           UNITS            SELLING AREA

           1996            139                4,490,000
           1995            134                4,166,000
           1994            118                3,547,000

Newly constructed supermarkets in 1996, together with their square footage of selling area, are listed below:
                                              SQUARE FOOTAGE
              LOCATION                         SELLING AREA
Northeast
          Niskayuna, NY                           47,000
          Williston, VT                           33,000
          Brattleboro, VT                         35,000
          South Burlington, VT                    33,000
          Waterville, ME                          32,000

Southeast
          Cary, NC (Walnut St.)                   35,000
          Charlotte, NC (Johnston Rd.)            41,000
          Norfolk, VA                             34,000
          Charlotte, NC (University)              34,000
          Raleigh, NC                             41,000
          Chester, VA                             41,000
          Cary, NC (Preston Corners)              35,000
          Richmond, VA                            32,000

Cash used in investing activities decreased $12.0 million during 1995 to $157.7 million from $169.7 million in 1994. This decrease was primarily the result of the Company's acquisition of Wilson's Supermarkets. Total capital investments totaled $162.3 million in 1995 and were composed of $133.6 million in additions to property, plant and equipment, $26.7 million in goodwill, deferred charges and computer software costs, and $2.0 million in non-cash capital lease additions. These 1995 capital investments were primarily composed of costs incurred in building and equipping new and expanded supermarkets and in acquiring six supermarkets.

Cash Flows from Financing Activities

Cash provided by financing activities was $51.3 million in 1996, an increase of $65.8 million from the $14.5 of cash used in financing activities in 1995. This increase is the result of proceeds from the issuance of long-term debt (Note 2) partially offset by payments of long-term debt and purchases of treasury stock. During 1996, the Company received $75.0 million of proceeds from a senior uncollateralized debt financing and $31.5 million of proceeds from borrowings on its revolving lines of credit.
During 1995, the Company received $11.4 million of proceeds from borrowings on its revolving line of credit. In 1996, the Company made payments of $29.0 million on its long-term debt as compared to $18.4 million in 1995. This increase of $10.6 million is the result of the Company utilizing a portion of its long-term debt proceeds to repay $11.4 million on its revolving lines of credit. The Company purchased 468,000 shares of common stock at a cost of $14.1 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. Previously the Company issued new shares to fund certain benefit plans. These amounts were offset by proceeds of $9.7 million received during 1996 from the issuance of approximately 410,000 shares of treasury stock and approximately 40,000 shares of common stock.
The Company paid $20.3 million in dividends to common shareholders in 1996.

Quarterly cash dividends declared during 1996 totaled $.48 per common share, an increase of 14.3% over the $.42 per share declared during 1995. This was the thirty-fourth consecutive year that the aggregate dividend paid per common share, after adjustment for stock splits and stock dividends, has increased. Common stock dividend payments in 1996 represented 27.0% of net earnings available to common shareholders. In February 1997, the Company declared an increased quarterly dividend on its common stock of $.135 per share, payable March 27, 1997. The new quarterly dividend of $.135 per share represents an increase of 12.5% over the $.12 per share paid in March 1996.

Cash used in financing activities was $14.5 million in 1995, an increase of $3.7 million over the $10.8 million reported in 1994. This increase is the result of a reduction in proceeds from long-term debt partially offset by a reduction in payments on long-term debt.

1997 Capital Program

Total capital expenditure commitments are projected to be in excess of $180 million in 1997, primarily for new, relocating and expanding store construction, equipment, vehicles and other asset expenditures. During 1997, this program will be subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 11% during 1997. In addition, a number of projects scheduled to start in 1997 will not be completed until 1998. The 1997 capital program is expected to be financed by internally generated funds, long-term debt and leases.

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Company or statements made by its associates may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Company's expected future earnings, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

(1) Hannaford's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations particularly in perishable categories, changes in product mix or the use of promotional items, continued or increased competitive pressures from existing competitors and new entrants, including pricing strategies, and deterioration in general or regional economic conditions are all factors which could adversely affect sales projections. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases in interest rates or the Company's cost of borrowing, increases in labor rates due to low unemployment or other factors, unanticipated costs related to the opening of new stores or the inability to control various expense categories.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
Hannaford Bros. Co.:

We have audited the consolidated financial statements of Hannaford Bros. Co. and subsidiaries listed in Item 8 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannaford Bros. Co. and subsidiaries as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.




s/Coopers & Lybrand


Portland, Maine
January 15, 1997

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                      (In thousands)
                                              December 28,      December 30,
                                                  1996              1995

Current assets:
    Cash and cash items                        $   42,505          $  7,017
    Accounts receivable, net                       17,384            15,556
    Inventories (note 1C)                         191,658           157,968
    Prepaid expenses                                5,834             7,217
    Deferred income taxes (note 8)                  4,589             6,584
       Total current assets                       261,970           194,342

Property, plant and equipment, net (notes 1D
       and 2)                                     723,176           577,126

Leased property under capital leases, net
       (note 3)                                    59,918            56,691

Other assets:
    Goodwill, net (note 1F)                        95,654            93,348
    Deferred charges, net (note 1G)                26,332            27,484
    Computer software costs, net (note 1H)         13,658            10,063
    Miscellaneous assets                            3,019             2,776
       Total other assets                         138,663           133,671

                                               $1,183,727          $961,830





See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (In thousands except share amounts)
                                               December 28,   December 30,
                                                   1996           1995
Current liabilities:
   Current maturities of long-term debt (note 2) $   14,213       $ 11,246
   Obligations under capital leases (note 3)          1,775          1,467
   Accounts payable                                 177,895        113,846
   Accrued payroll                                   22,554         20,652
   Other accrued expenses                            21,205         23,619
   Income taxes                                       2,532              -
      Total current liabilities                     240,174        170,830

Deferred income tax liabilities (note 8)             23,757         23,229

Other liabilities                                    47,917         28,699

Long-term debt (note 2)                             227,525        150,648

Obligations under capital leases (note 3)            75,198         69,747

Shareholders' equity (notes 5 and 7):

   Class A Serial Preferred stock, no par,
     authorized 2,000,000 shares                          -              -
   Class B Serial Preferred stock, par value
     $.01 per share, authorized 28,000,000 shares         -              -
   Common stock, par value $.75 per share:
     Authorized 110,000,000 shares;
     December 28, 1996: Issued, 42,338,316
     shares, outstanding 42,280,695 shares.
     December 30, 1995: Issued and
     outstanding 42,298,230 shares                   31,754         31,724
   Additional paid-in capital                       119,399        121,974
   Preferred stock purchase rights                      423            423
   Retained earnings                                419,459        364,556
                                                    571,035        518,677

   Less common stock in treasury
     (December 28, 1996: 57,621 shares at cost)       1,879              -
        Total shareholders equity                   569,156        518,677
                                                 $1,183,727       $961,830

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                     (In thousands except per share amounts)
                                                     FISCAL YEAR
                                           1996         1995        1994

Sales and other revenues                $2,957,559   $2,568,061  $2,291,755
Cost of sales                            2,242,784    1,951,248   1,728,499

Gross margin                               714,775      616,813     563,256
Selling, general and administrative
  expenses                                 568,033      481,017     437,548

Operating profit                           146,742      135,796     125,708

Interest expense, net (notes 1I and 2)      22,204       19,368      21,360

Earnings before income taxes               124,538      116,428     104,348

Income taxes (note 8)                       49,333       46,227      42,060

   Net earnings                         $   75,205   $   70,201  $   62,288

Per share of common stock:

   Net earnings                         $     1.78   $     1.67  $     1.50

   Cash dividends                       $      .48   $      .42  $      .38

Weighted average number of common shares
   outstanding                              42,298       42,092      41,544

See accompanying notes to consolidated financial statements.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                             (In thousands)

                                                              Additional
                                              Common Stock     Paid-in   Preferred Stock  Retained  Treasury Stock
                                             Shares   Amount   Capital   Purchase Rights  Earnings  Shares  Amount
Balance, January 1, 1994                     41,211    30,908    99,748        412         265,647

     Net earnings                                                                           62,288
     Cash dividends:
       Redeemable preferred stock                                                              (74)
       Common stock                                                                        (15,802)
     Preferred stock purchase rights                                             6              (6)
     Shares issued to certain shareholders
       per agreement                            143       108     3,152
     Shares issued under employee
       benefit plans                            332       249     5,839
     Shares issued in the acquisition of
       Wilson's Supermarkets                     93        70     1,930

Balance, December 31, 1994                   41,779    31,335   110,669        418         312,053

     Net earnings                                                                           70,201
     Cash dividends:
       Common stock                                                                        (17,693)
     Preferred stock purchase rights                                             5              (5)
     Shares issued to certain shareholders
       per agreement                            132        99     3,376
     Shares issued under employee
       benefit plans                            387       290     7,929

Balance, December 30, 1995                   42,298    31,724   121,974        423         364,556

     Net earnings                                                                           75,205
     Cash dividends:
       Common stock                                                                        (20,302)
     Shares issued to certain shareholders
       per agreement                             20        15       484
     Shares issued under employee
       benefit plans                             20        15    (3,059)                             410   12,250
     Treasury stock purchases                                                                       (468) (14,129)

Balance, December 28, 1996                   42,338   $31,754  $119,399       $423        $419,459  ( 58) ($1,879)

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (In thousands)
                                               1996      1995      1994
Cash flows from operating activities:
  Net income                                 $ 75,205  $ 70,201  $ 62,288
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization             77,420    69,016    62,756
     Decrease (increase) in inventories       (33,689)  (25,545)    6,372
     Decrease (increase) in receivables and
      prepayments                                (805)   (1,196)    6,903
     Increase in accounts payable,
      accrued expenses and other liabilities   77,889    27,821     4,988
     Increase (decrease) in income
      taxes payable                             2,532    (5,409)    2,274
     Increase (decrease) in deferred taxes      2,523     2,279    (1,466)
     Other operating activities                    96     1,059      (178)
        Net cash provided by
         operating activities                 201,171   138,226    143,937

Cash flows from investing activities:
  Acquisition of Wilson's Supermarkets,
   net of cash acquired                             -         -   (110,201)
  Acquisition of property, plant
   and equipment                             (215,067) (133,587)   (83,969)
  Sale of property, plant and equipment, net    5,958     2,607      9,641
  Increase in goodwill and deferred charges    (1,930)  (22,599)    (2,308)
  Increase in computer software costs          (5,933)   (4,130)    (2,676)
  Decrease in short-term investments                -         -     19,855
        Net cash used in investing
         activities                          (216,972) (157,709)  (169,658)

Cash flows from financing activities:
  Principal payments under capital
   lease obligations                           (1,493)   (1,404)    (1,359)
  Proceeds from issuance of long-term debt    106,500    11,400     25,500
  Issuance of common stock                        776    11,694      9,348
  Payments of long-term debt                  (28,994)  (18,452)   (26,550)
  Purchase of treasury stock                  (14,129)        -          -
  Issuance of treasury stock                    8,931         -          -
  Dividends paid                              (20,302)  (17,693)   (15,876)
  Redemption of preferred stock                     -         -     (1,883)
        Net cash provided by (used in)
         financing activities                  51,289   (14,455)   (10,820)

Net increase (decrease) in cash and
  cash items                                   35,488   (33,938)   (36,541)
Cash and cash items at beginning of year        7,017    40,955     77,496
Cash and cash items at end of year           $ 42,505  $  7,017   $ 40,955

See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information

    Acquisition of Wilson's Supermarkets in 1994, net of cash acquired:

                                                      (In thousands)
       Working capital, other than cash                  $  9,894
       Property, plant and equipment                       36,919
       Goodwill                                            72,233
       Other liabilities                                   (2,345)
       Note payable                                        (4,500)
       Issuance of common stock                            (2,000)
       Net cash used to acquire Wilson's Supermarkets    $110,201

    Cash paid during the year for:
                                                      (In thousands)

                                                1996       1995       1994

       Interest (net of amount capitalized,
         $3,357 in 1996, $2,529 in 1995 and
         $1,669 in 1994                       $22,765    $21,986    $24,205

       Income taxes                            42,577     49,254     41,286

Supplemental disclosure of noncash investing and financing activities

    Capital lease obligations totalling $7,652,000, $1,997,000 and $12,480,000 were incurred during 1996, 1995 and 1994, respectively, when the Company entered into real estate leases. Non-cash debt obligations totalling $5,250,000 were incurred during 1994 primarily in the Company's acquisition of Wilson's Supermarkets. In addition, the Company issued $2,000,000 in common stock in the acquisition of Wilson's Supermarkets.

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

B.  PRINCIPLES OF CONSOLIDATION

The Company's fiscal year ends on the Saturday closest to December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of December 28, 1996, for fiscal year 1996, December 30, 1995, for fiscal year 1995 and December 31, 1994, for fiscal year 1994. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

C.  INVENTORIES

Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Approximately 71% of inventories were valued using the LIFO method in 1996 as compared to 75% in 1995. Other inventories are stated at the lower of cost (first-in, first-out) or market. The current cost of groceries, general merchandise and pharmaceuticals exceeded the LIFO valuation by $17,076,000 at December 28, 1996 and $15,608,000 at December 30, 1995.

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

  AVERAGE
DEPRECIATION                                             (In thousands)
   RATE                                              1996           1995
    2%       Land and improvements               $  117,218       $ 90,430
    3%       Buildings                              252,228        228,858
   12%       Furniture, fixtures and equipment      404,725        333,492
    4%       Leasehold interests and improvements   245,490        188,730
             Construction in progress                31,850         16,179
                                                  1,051,511        857,689
             Less accumulated depreciation
             and amortization                       328,335        280,563
                                                 $  723,176       $577,126

Effective January 1, 1996, the Company adopted "Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires the Company to review for impairment long-lived assets, certain identifiable intangibles and goodwill (see Note 1F) related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement criteria for recognition of an impairment loss requires the Company to estimate future cash flows for an asset at the store level. Actual future cash flows could differ from management's estimates which would result in an adjustment to the carrying value of certain assets in a future period. The adoption of SFAS No. 121 did not have an impact on the financial position, results of operations or cash flows of the Company.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

E.  STORE OPENING COSTS

The noncapital expenditures incurred in opening new stores or remodelling existing stores are expensed in the year in which they are incurred.

F.  GOODWILL

Goodwill, which represents the excess of costs of companies acquired over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over various periods not exceeding 20 years. Goodwill amortization expense charged to operations was $5,140,000 in 1996, $4,448,000 in 1995 and $2,533,000 in 1994.

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

Amortization expense related to these deferred charges was $3,246,000 in 1996, $5,609,000 in 1995 and $5,483,000 in 1994.

H.  CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five years. Amortization expense charged to operations was $2,338,000 in 1996, $2,448,000 in 1995 and $3,085,000 in 1994.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

I.  CAPITALIZED INTEREST

The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. Capitalized interest was $3,357,000 in 1996, $2,529,000 in 1995 and $1,669,000 in 1994.

J.  EARNINGS PER COMMON SHARE

Earnings per share of common stock have been determined by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding. The assumed exercise of existing employee stock options has been excluded since it does not result in any material dilution. Net earnings available to common shareholders is equal to net earnings reduced by dividends paid of $74,000 in 1994 on redeemable preferred stock of a subsidiary. All of the remaining outstanding shares of preferred stock were redeemed in 1994, so there were no preferred dividends paid in 1995 and 1996.

K.  FAIR VALUE DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash items, accounts receivable and notes receivable: The carrying amounts reported in the balance sheet for these items approximate their fair value.

    Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's long-term debt, including current maturities approximates its fair value.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

2.  EXTERNAL FINANCING

At December 28, 1996, the Company had revolving credit lines with several banks totalling $80 million with interest rates determined by different borrowing options including prime, quoted money market or LIBOR plus a premium. Subsequent to December 28, 1996, two of these lines were increased bringing the total to $92 million. At December 28, 1996, there were $31.5 million of outstanding borrowings under these credit lines with a weighted-average interest rate of 6.1%. The agreements provide for conversion of revolving credit loans to term loans with principal payments due in quarterly installments over a period of four years. The loan agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of working capital, debt and tangible net worth.

The lines require a commitment fee of 0.21% on the unused portion of the line. One line, which expires in 1997, requires a commitment fee of 0.12%. There are no compensating balances required during the commitment period.

In addition, the Company had unused, uncommitted short-term lines of credit with three banks totalling $38 million at December 28, 1996. Of this amount, approximately $2.7 million is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

During 1996, the Company extinguished certain debt, collateralized by real estate and equipment and held by insurance companies, totalling $3,750,000. These loans had terms ranging from 6 to 15 years and interest rates between 8.9% and 9.6%. Also, during 1996, the Company made prepayments on certain debt, collateralized by real estate, totalling $2,812,000. These loans had terms ranging from 12 to 20 years and interest rates between 8.65% and 10.2%.

In February 1997, the Company received the proceeds of a $20,000,000 senior uncollateralized debt financing. The term of the debt is 12 years, with an average life of 10 years and an interest rate of 7.41%.

At December 28, 1996, real estate and equipment with a net book value of approximately $91,140,000 served as collateral for debt of approximately $79,672,000.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Net interest expense was as follows:
                                              (In thousands)

                                       1996       1995       1994

Interest on debt                     $17,460    $15,302    $16,508
Capital lease interest                 9,351      9,105      8,615
Capitalized interest                  (3,357)    (2,529)    (1,669)
Interest income                       (1,250)    (2,510)    (2,094)
                                     $22,204    $19,368    $21,360


Long-term debt consists of the following:

                                                         (In thousands)
                                                        1996         1995
   Collateralized by real estate, due in
   varying installments through 2011 with
   interest from 7.55% to 10.35%                      $ 75,255      $ 80,294

   Uncollateralized senior notes due in varying annual
   installments through 2016 with interest from
   6.16% to 8.97%.                                     123,500        51,750

   Collateralized by equipment, due in varying
   installments through 1999 with interest
   from 6.3% to 7.2%.                                    4,417        10,250

   Uncollateralized revolving credit loans with
   interest from 5.8% to 6.8%                           31,500        11,400

   Other                                                 7,066         8,200

                                                       241,738       161,894

   Less current portion                                 14,213        11,246
                                                      $227,525      $150,648

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

The uncollateralized senior note agreements contain certain restrictive covenants, which among other provisions, limit total debt and require minimum levels of tangible net worth.

Maturities of long-term debt at December 28, 1996, are as follows:

                                                    (In thousands)
                              1997                      $ 14,213
                              1998                        20,545
                              1999                        24,738
                              2000                        28,548
                              2001                        31,737
                              2002 and thereafter        121,957
                                                        $241,738

                    HANNAFORD BROS. CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

3.  LEASED ASSETS AND LEASE COMMITMENTS

The Company's financial structure includes leases of certain stores, office facilities, transportation vehicles and equipment. Initial lease terms range from 3 to 45 years with the majority of lease terms between 20 and 25 years. Substantially all leases contain renewal options. Certain leases contain a provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Most of the real estate leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises.

The Company's investment in real property under capital leases was as follows:
                                                  (In thousands)
                                               1996            1995

Real property                                $83,047         $76,457
Less accumulated amortization                 23,129          19,766
Net real property under capital leases       $59,918         $56,691

Amortization of property under capital leases was $4,004,478 in 1996, $3,866,000 in 1995 and $3,526,000 in 1994.

Future minimum rental payments under capital lease obligations and operating leases at December 28, 1996, are as follows:
                                                  (In thousands)
                                               Capital      Operating
                                                Leases        Leases

                      1997                    $ 11,615       $ 20,120
                      1998                      11,636         19,655
                      1999                      11,840         18,722
                      2000                      11,955         17,184
                      2001                      11,825         16,074
                      2002 and thereafter      124,076        205,217

               Total minimum lease payments    182,947        296,972

               Less:
                 Imputed interest (at rates
                   from 6.50% to 21.13%)       105,972
                 Estimated executory costs           2
               Present value of net mini-
                 mum lease payments             76,973
               Less current obligations          1,775
               Long-term obligations          $ 75,198

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


Minimum payments for leases have not been reduced by minimum sublease rentals of $6,683,000 due in the future under noncancellable subleases. They also do not include contingent rentals that may be payable under certain leases.

Total rent expense, net of executory costs, was as follows:

                                               (In thousands)

                                    1996           1995           1994

Capital leases:
   Contingent rentals             $   169        $   166        $   379

Operating leases:
   Minimum rentals                 19,019         13,847         11,578
   Contingent rentals                 491            517            291
   Rentals from subleases            (690)          (222)          (344)
                                   18,820         14,142         11,525
                                  $18,989        $14,308        $11,904

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

4.  ACQUISITION OF WILSON'S SUPERMARKETS

In July 1994, the Company acquired Boney Wilson & Sons, Inc. which operated 20 supermarkets in southeastern North Carolina and northeastern South Carolina. The acquisition has been accounted for as a purchase, and accordingly the assets acquired and liabilities assumed have been recorded at their estimated fair values on the date of acquisition. The total cost of the acquisition, including assumed liabilities was $126,739,000, which exceeded the fair value of the acquired net assets by $72,233,000. The excess has been recorded as goodwill and amortized utilizing the straight line method over 20 years. Included within the assets acquired was $3,947,000 of cash and $4,570,000 of cash advances to certain wholesalers.

Proforma unaudited results of operations of the Company, assuming the acquisition had occurred on January 1, 1994 are as follows:

                                                        UNAUDITED
(IN THOUSANDS EXCEPT PER SHARE DATA)                      1994

Net sales                                              $2,385,837

Net earnings                                           $   63,124

Net earnings per share                                 $     1.52

The foregoing proforma data is not necessarily indicative of what would have occurred had the acquisition been consummated at the beginning of the year, nor of future operations of the combined companies.

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

Under the agreement, whenever the Company issues shares of voting stock to third parties, the Sobey Parties generally have the right to purchase sufficient shares from the Company to maintain a 25.6% level of ownership. Since 1994 the Company has issued to the Sobey Parties the following shares of common stock pursuant to their purchase rights under the agreement:
1996, 19,600 shares; 1995, 132,000 shares; and 1994, 143,000 shares.  All sales to the Sobey Parties pursuant to the standstill agreement have been made at market prices. Due to the Company's share repurchase program to fund stock-based benefit plans and the resulting slowdown in the growth of Company shares outstanding, the Sobey Parties purchased fewer shares in 1996 to maintain the same relative ownership.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

6.  EMPLOYEE BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees' length of service and earnings. The Company's policy is to fund the plan based upon legal requirements and tax regulations. Plan assets consist of common stocks, cash and cash equivalents and fixed income investments. At September 30, 1996 and 1995, the plan's measurement dates, the discount rates used in determining the actuarial present values of the projected benefit obligations were 8.25% and 7.75%, respectively; the long-term rate of increase in compensation levels was assumed to be 4.5% in both years. The expected long-term rate of return on plan assets used in determining net pension expense was 9.5% for 1996, 9.0% for 1995, and 9.0% for 1994.

The components of net pension expense were as follows:

                                                    (In thousands)

                                           1996         1995         1994

Service cost                             $ 4,709      $ 4,248      $ 4,547
Interest expense                           5,155        4,916        4,882
Actual return on plan assets              (7,194)      (8,566)        (682)
Net amortization and deferral              1,662        3,769       (3,670)

Net pension expense                      $ 4,332      $ 4,367      $ 5,077

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


The following summarizes the funded status of the plan at December 28, 1996 and December 30, 1995:

                                                    (In thousands)
                                                 1996            1995

Actuarial present value of
   benefit obligations:
      Vested benefit obligation                $45,331         $48,144
      Accumulated benefit obligation           $47,912         $49,378

Projected benefit obligation                   $64,379         $67,880
Plan assets at fair value                       70,391          62,766

Plan assets (greater than) less than
   projected benefit obligation                 (6,012)          5,114

Unrecognized net asset
   at transition                                   352             396

Unrecognized net gain (loss)                     7,359            (841)

Unrecognized prior service benefit (cost)        1,590          (2,129)

Accrued pension cost                           $ 3,289         $ 2,540

In October 1996, the Board of Directors approved an amendment to the plan which converts it to a cash balance plan. This amendment will be effective January 1, 1998, and will result in the remeasurement of the plan's accumulated benefit obligation, for which the expected reduction will be amortized over the average future service period of active employees.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

The Company also provides certain health care and life insurance benefits for retired employees. The discount rates used to determine the accumulated benefit obligation at September 30, 1996 and 1995, the plan's measurement date, were 8.25% and 7.75%, respectively. A 6.5% annual rate of increase in the per capita costs of covered health care was assumed for 1997, gradually decreasing to 5% by the year 2003. A 1% increase in the assumed rate of increase would not have a material effect on the benefit obligation or expense. The Company does not separately fund this plan.

The components of postretirement benefit expense were as follows:

                                                  (In thousands)

                                         1996           1995           1994
   Service cost                        $    70        $    65        $    82
   Interest expense                        438            530            686
   Net amortizations                       167            231            497

        Net periodic postretirement
           benefit expense             $   675        $   826        $ 1,265

The following summarizes the status of the plan at December 28, 1996 and December 30, 1995:
                                                        (In thousands)
                                                     1996           1995
Accumulated benefit obligation:

   Retirees                                       $   3,836       $   4,432
   Actives - eligible to retire                         559             582
   Actives - not eligible to retire                     985             964

        Total obligation                              5,380           5,978

Unrecognized transition obligation                   (8,847)         (9,400)
Unrecognized net gain                                 5,003           4,849
   Accrued postretirement benefit liability       $   1,536       $   1,427

The Company also provides a defined contribution 401(k) plan to substantially all employees. Amounts charged to expense for this plan were $3,076,000 in 1996, $2,744,000 in 1995 and $2,277,000 in 1994. The Company
also administers a supplemental executive retirement plan for which the cost was not significant.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

7. EMPLOYEE STOCK PLANS

The 1985 Incentive Stock Option Plan (the final grants under which expired on May 4, 1996) and the 1988 Stock Plan provide for the granting to officers and other key employees options to purchase common stock at 100% of the market price on the date of grant. The 1988 Stock Plan allows the granting of both incentive stock options and non-qualified stock options. Under the 1988 Stock Plan, both incentive stock options and non-qualified stock options may have various vesting schedules, but generally none are exercisable until at least one year following the grant. All options may be exercised for cash or by exchanging currently owned shares, or both. Under the 1988 Plan, exchanged shares may trigger the granting of non-qualified "reload" options for the balance of the original option term. Original option grants expire ten years from the date of grant (seven years in the case of the 1985 Incentive Stock Option Plan). Incentive stock option activity for the fiscal years ended December 28, 1996 and December 30, 1995, was as follows:


                                1996                        1995
                                    WEIGHTED                    WEIGHTED
                                    AVERAGE                     AVERAGE
                         SHARES   EXERCISE PRICE     SHARES   EXERCISE PRICE
Outstanding at
  beginning of year    1,361,632      $20.85       1,184,740      $20.43
Granted                  359,040       30.39         335,636       26.75
Exercised               (286,482)      19.63        (137,338)      16.08
Cancelled                (11,987)      26.65         (21,406)      23.66
Outstanding at end
  of year              1,422,203       24.91       1,361,632       22.37
Exercisable at end
  of year                902,064       22.42         859,526       20.85

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Non-qualified stock option activity for the fiscal years ended December 28, 1996 and December 30, 1995, was as follows:


                                1996                        1995
                                    WEIGHTED                    WEIGHTED
                                    AVERAGE                     AVERAGE
                         SHARES   EXERCISE PRICE     SHARES   EXERCISE PRICE
Outstanding at
  beginning of year      217,542      $24.60         102,709      $22.09
Granted                  189,371       31.30         115,450       26.85
Exercised                (34,892)      19.96            -            -
Cancelled                   (936)      31.63            (617)      25.04
Outstanding at end
  of year                371,085       28.19         217,542       24.60
Exercisable at end
  of year                150,595       24.60          80,170       22.19


Available for future
  grants (all plans)     553,810          -        1,089,298         -


Exercise prices for options outstanding as of December 28, 1996 ranged from $18.81 to $33.38. The weighted-average remaining contractual life of these options is approximately 7.6 years.

The Employee Stock Purchase Plan enables participating employees to purchase common stock through payroll deduction of up to 5% of eligible compensation. The Company pays interest on the accumulated withholdings. These amounts may be used to purchase shares of company stock at the option price (lesser of: (a) 85% of the fair market value at the date of grant or (b) the greater of the market price at the close of business on the exercise date or $10.00 per share). During 1996, employees purchased 105,515 shares, for which $2,220,072 was paid to the Company. As of December 28, 1996, grants had been exercised by employees for the purchase of 116,544 shares and 201,764 shares remained available for issuance under the Plan. As of February 1997, $2,587,976 had been received by the Company upon issuance of these shares and the balance of shares available for future issuance was reduced to 85,220.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

In 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards (SFAS) No. 123 - Accounting for Stock Based Compensation". This statement requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a Company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company has elected to follow APB 25 in accounting for its employee stock plans, and accordingly, no compensation cost has been recognized.

Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:
                                (In thousands except earnings per share)
                                               1996          1995

Net earnings              As reported        $75,205       $70,201
                          Proforma            72,567        68,814

Net earnings per share    As reported         $1.78         $1.67
                          Proforma             1.71          1.63

During the phase-in period of SFAS No. 123, the fair value of stock options included in the proforma accounts for fiscal 1996 and 1995 is not necessarily indicative of the future effects on net income and earnings per share.

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following wieghted-average assumptions:
                                           1996              1995

Risk-free interest rate                    7.03%             6.61%
Dividend yield                             1.54%             1.60%
Expected volatility                       19.44%            18.77%
Expected life                              4.9 yrs.          4.6 yrs.

The weighted-average grant date fair values of options granted during 1996 and 1995 were $8.28 and $6.76, respectively.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

8.  INCOME TAXES

The components of the provision for income taxes were as follows:

                                            (In thousands)

                                   1996              1995            1994
Current
  Federal                         $38,842           $35,689         $34,585
  State                             7,969             8,259           9,100
                                   46,811            43,948          43,685
Deferred
  Federal                           2,276             2,024          (1,209)
  State                               246               255            (416)
                                    2,522             2,279          (1,625)
Total income tax expense          $49,333           $46,227         $42,060


    The reconciliation of income tax computed at the United States Federal statutory tax rates to income tax expense is:

                                         (In thousands)

                           1996               1995               1994

                     Amount  Percent    Amount  Percent    Amount  Percent

Tax at U.S.
 statutory rate     $43,588   35.00%   $40,750   35.00%   $36,522   35.00%
State income taxes,
 net of federal tax
 benefit              5,280    4.24      5,530    4.75      5,645    5.41
Other - net             465     .37        (53)   (.05)      (107)   (.10)

                    $49,333   39.61%   $46,227   39.70%   $42,060   40.31%

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities for the fiscal years ended December 28, 1996 and December 30, 1995 were as follows:

                                                       (In thousands)

                                                    1996           1995

Deferred Tax Liabilities:

  Depreciation and amortization                   $38,729        $33,240
  Other                                             4,398          4,496
                                                   43,127         37,736

Deferred Tax Assets:

  Capital leases                                   (6,870)        (5,938)
  Insurance reserves                               (9,412)        (9,379)
  Associate benefit plans                          (5,400)        (3,922)
  Other                                            (2,277)        (1,852)
                                                  (23,959)       (21,091)

                                                   19,168         16,645

Net current deferred tax assets                     4,589          6,584

Net non-current deferred tax liabilities          $23,757        $23,229


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

                  HANNAFORD BROS. CO. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a presentation of selected financial data for each of the four quarters of fiscal years 1996,
1995 and 1994.

                                                          (In thousands except per share amounts)

                                                    First               Second             Third               Fourth
                                                   Quarter             Quarter            Quarter             Quarter
1996
Sales and other revenues......                    $690,525            $729,081           $773,271            $764,682
Gross margin......................                 167,836             176,345            184,093             186,501
Net earnings......................                  14,674              19,509             19,898              21,124
     Per common share.............                $    .35            $    .46           $    .47            $    .50

Weighted average common shares
  outstanding.....................                  42,305              42,314             42,284              42,291


1995

Sales and other revenues......                    $598,796            $634,798           $653,879            $680,588
Gross margin......................                 145,954             153,055            155,410             162,394
Net earnings......................                  14,564              19,025             19,714              16,898
     Per common share.............                $    .35            $    .45           $    .47            $    .40

Weighted average common shares
  outstanding.....................                  41,888              42,049             42,168              42,263


1994

Sales and other revenues......                    $519,078            $538,216           $622,554            $611,907
Gross margin......................                 125,745             134,132            151,612             151,767
Net earnings......................                  11,059              15,409             19,102              16,718
     Per common share.............                $    .27            $    .37           $    .46            $    .40

Weighted average common shares
  outstanding.....................                  41,316              41,463             41,655              41,745


ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                  Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This item, except for certain information relating to Executive Officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1997.

                                   Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a) 1., 2.  Consolidated Financial Statements and Related
            Schedules                                                  PAGES

    Report of Independent Accountants.............................      25

    Consolidated Balance Sheets - December 28, 1996 and
       December 30, 1995..........................................     26-27

    Consolidated Statements of Earnings - Fiscal Years Ended,
       December 28, 1996, December 30, 1995 and December 31, 1994.       28

    Consolidated Statements of Changes in Shareholders'
       Equity - Fiscal Years Ended, December 28, 1996,
       December 30, 1995 and December 31, 1994....................       29

    Consolidated Statements of Cash Flows
       - Fiscal Years Ended, December 28, 1996,
       December 30, 1995 and December 31, 1994....................     30-31

    Notes to Consolidated Financial Statements....................     32-51


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

 10.1 - There are incorporated herein by reference (i) an Amended and Restated Agreement, dated as of February 4, 1988, among the Registrant and various Sobey Parties, a copy of which was filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated February 16, 1988 (SEC File No. 1-7603);
         (ii) an Amendment Agreement dated as of January 1, 1992 to said Agreement with the Sobey Parties, substituting certain Sobeys Inc. employee benefit plans as parties thereto, a copy of which was filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January
         2, 1993 (SEC File No. 1-7603) and (iii) a Second Amendment Agreement dated as of May 14, 1996, which extends the term of the agreement and makes other technical changes, a copy of which was filed as Exhibit 1 to the Registrant's current report on Form 8-K, dated May 14, 1996 (SEC File No. 1-7603).

  NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.2 through 10.25 below.

 10.2 - There are incorporated herein by reference (i) the amended and restated Hannaford Bros. Co. Employees' Retirement Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603); (ii) the First Amendment

                                                                      PAGES

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

 10.3  - Amended and Restated Hannaford Bros. Co. Employees' Retirement
         Plan, effective January 1, 1998.                             62-146

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

 10.5 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Bros. Co. Employee Stock Purchase Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File
         No. 1-7603) and (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1996 (SEC File No. 1-7603).

                                                                      PAGES
 10.6  - Fourth Amendment to the Hannaford Bros. Co. Employee
         Stock Purchase Plan, effective February 11, 1997.           147-148

 10.7 - There are incorporated herein by reference (i) the Registrant's 1993 Long Term Incentive Plan, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603) and (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

 10.8  - Second Amendment to the 1993 Long Term Incentive Plan,
         effective December 2, 1996.                                 149-150

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

 10.10 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Annual Incentive Plan, effective December 7, 1995, a copy of which was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K For the fiscal year ended December 30, 1995 (SEC File
         No. 1-7603).

                                                                       PAGES

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

 10.13 - There are incorporated herein by reference (i) a standard form of Employment Continuity Agreement between the Registrant and various of its executive officers, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603); (ii) the First Amendment to Form of said Agreement, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January
         2, 1993 (SEC File No. 1-7603) and (iii) the Second Amendment to form of said Agreement, a copy of which was filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603).

                                                                       PAGES

 10.14 - There is incorporated herein by reference a standard form Deferred Compensation Agreement available to outside directors of the Registrant, a copy of which was filed as
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984 (SEC File No. 1-7603).

 10.15 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Savings and Investment Plan, a copy of which was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603);
         (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on
         Form 10-Q for the fiscal quarter ended July 1, 1995
         (SEC File No. 1-7603) and (v) the Fourth Amendment to said Plan (renamed the Hannaford Northeast Savings and Investment Plan), a copy of which was filed as
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1995 (SEC File No. 1-7603).

 10.16 - There is incorporated herein by reference the Hannaford
         Southeast Savings and Investment Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration
         Statement on Form S-8, dated June 8, 1995 (SEC
         Registration No. 33-60119).

 10.17 - There are incorporated herein by reference (i) the Registrant's Amended and Restated Deferred Compensation Plan available to certain management employees of the Registrant, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603) and (ii) the First Amendment said Plan, a copy of which was filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

                                                                       PAGES

 10.18 - There is incorporated herein by reference a standard form of Deferred Compensation Agreement available to certain management employees pursuant to the Registrant's Amended and Restated Deferred Compensation Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.19 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1988 Stock Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's
         Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60655).

 10.20 - There is incorporated herein by reference the Hannaford Bros. Co. Stock Ownership Plan for Outside Directors, approved by shareholders May 24, 1995 and effective January 1, 1996, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60691).

 10.21 - First Amendment to the Hannaford Bros. Co. Stock Ownership
         Plan for Outside Directors, effective January 1, 1997.      151-152

 10.22 - There are incorporated herein by reference (i) an Agreement, dated February 11, 1991, between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated May 14, 1992, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.23 - There are incorporated herein by reference (i) a Letter Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995, a copy of which was filed as Exhibit
         10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603) and (ii) a Consulting Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995, a copy of which was filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603).

                                                                      PAGES

 10.24 - There is incorporated herein by reference a Letter
         Agreement between the Registrant and James J. Jermann, dated July 8, 1996, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 (SEC File No. 1-7603).

 10.25 - Consulting Agreement between the Registrant and Omega
         Group, Inc. dated December 11, 1996.                        153-154

 21    - Subsidiaries of the Registrant............................    155

 23    - Consents of Accountants...................................    156

 27    - Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNAFORD BROS. CO.

 s/Blythe J. McGarvie
Blythe J. McGarvie
Sr. Vice President, Chief
Financial Officer
(Principal Financial Officer)
March 12, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 s/James L. Moody, Jr.    s/Laurel Cutler             s/David F. Sobey
James L. Moody, Jr.      Laurel Cutler               David F. Sobey
Chairman of the Board    Director                    Director
Director                 March 12, 1997              March 12, 1997
March 12, 1997

                          s/Walter J. Salmon          s/Robert L. Strickland
 s/Blythe J. McGarvie    Walter J. Salmon            Robert L. Strickland
Blythe J. McGarvie       Director                    Director
Sr. Vice President,      March 12, 1997              March 12, 1997
Chief Financial Officer
(Principal Accounting Officer)
March 12, 1997
                          s/Richard K. Lochridge      s/Claudine B. Malone
                         Richard K. Lochridge        Claudine B. Malone
 s/Hugh G. Farrington    Director                    Director
Hugh G. Farrington       March 12, 1997              March 12, 1997
President
Chief Executive Officer
Director
March 12, 1997            s/Robert D. Bolinder
                         Robert D. Bolinder          William A. Andres
                         Director                    Director
 s/Bruce G. Allbright    March 12, 1997              March   , 1997
Bruce G. Allbright
Director
March 12, 1997            s/William T. End            s/James W. Gogan
                         William T. End              James W. Gogan
 s/Renee M. Love         Director                    Director
Renee M. Love            March 12, 1997              March 12, 1997
Director
March 12, 1997