Form 10-Q
period 1997-03-29
HANNAFORD BROTHERS CO
filed 1997-05-06
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   March 29, 1997

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

      As of May 1, 1997, there were 42,295,691 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                              TABLE OF CONTENTS

                                   PART I

                            FINANCIAL INFORMATION

                                                                  Page No.

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 29, 1997 and
                December 28, 1996                                     3-4

           Consolidated Statements of Earnings, Three Months
                Ended March 29, 1997 and March 30, 1996                 5

           Consolidated Statements of Cash Flows,
                Three Months Ended March 29, 1997
                and March 30, 1996                                    6-7

           Notes and Schedules to Consolidated Financial Statements   8-10

  Item 2.  Management's Discussion and Analysis of
                First Quarter 1997 Results                           11-16

                                   PART II

  Item 5.  Other Information and Signatures                           17

  Item 6.  Exhibits and Reports on Form 8-K                           17

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                    (In thousands)
                                              (UNAUDITED)
                                               March 29,      December 28,
                                                  1997            1996

  Current assets:
      Cash and cash items                       $   50,890      $   42,505
      Accounts receivable, net                      14,451          17,384
      Inventories                                  175,071         191,658
      Prepaid expenses                               6,167           5,834
      Deferred income taxes                          5,738           4,589
          Total current assets                     252,317         261,970

  Property, plant and equipment, net               748,214         723,176

  Leased property under capital leases, net         58,858          59,918

  Other assets:
      Goodwill, net                                 94,271          95,654
      Deferred charges, net                         27,189          26,332
      Computer software costs, net                  14,207          13,658
      Miscellaneous assets                           2,177           3,019
          Total other assets                       137,844         138,663

                                                $1,197,233      $1,183,727


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands except share amounts)

                                               (UNAUDITED)
                                                March 29,      December 28,
                                                   1997            1996
  Current liabilities:
      Current maturities of long-term debt       $   12,033     $   14,213
      Obligations under capital leases                1,826          1,775
      Accounts payable                              173,442        177,895
      Accrued payroll                                19,801         22,554
      Other accrued expenses                         20,872         21,205
      Income taxes                                    9,318          2,532
           Total current liabilities                237,292        240,174

  Deferred income tax liabilities                    24,586         23,757

  Other liabilities                                  47,111         47,917

  Long-term debt                                    236,001        227,525

  Obligations under capital leases                   74,721         75,198

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                       -              -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                      -              -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        March 29, 1997: Issued, 42,338,316
        shares, outstanding 42,293,246 shares.
        December 28, 1996: Issued 42,338,316
        shares, outstanding 42,280,695 shares.       31,754         31,754
      Additional paid-in capital                    117,553        119,399
      Preferred stock purchase rights                   423            423
      Retained earnings                             429,337        419,459
                                                    579,067        571,035
      Less common stock in treasury
        (March 29, 1997: 45,070 shares at cost.
          December 28, 1996: 57,621 shares
          at cost)                                    1,545          1,879
          Total shareholders' equity                577,522        569,156
                                                 $1,197,233     $1,183,727
    See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands except per share data)

                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                               March 29,          March 30,
                                                  1997              1996

  Sales and other revenues                       $759,923          $690,525
  Cost of sales                                   574,273           522,689

  Gross margin                                    185,650           167,836
  Selling, general and administrative expenses    153,874           138,063

  Operating profit                                 31,776            29,773

  Interest expense, net                             6,474             5,468

  Earnings before income taxes                     25,302            24,305

  Income taxes                                      9,712             9,631

      Net earnings                               $ 15,590          $ 14,674

  Per share of common stock:

      Net earnings                               $    .37          $    .35

      Cash dividends                             $   .135          $   .120

  Weighted average number of common shares
    outstanding                                    42,271            42,305

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                          (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                    March 29,     March 30,
                                                      1997           1996
  Cash flows from operating activities:
      Net income                                    $ 15,590      $ 14,674
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               21,568        17,785
          Decrease in inventories                     16,587         6,569
          Decrease in receivables and
            prepayments                                2,588           768
          Decrease in accounts payable
            and accrued expenses                      (8,286)       (1,049)
          Increase in income taxes payable             6,787         7,742
          Increase (decrease) in deferred taxes         (319)          320
          Other operating activities                     (51)          193
            Net cash provided by operating
              activities                              54,464        47,002

  Cash flows from investing activities:
          Acquisition of property, plant and
            equipment                                (43,434)      (34,182)
          Sale of property, plant and
            equipment, net                               778         1,465
          Increase in deferred charges                  (861)       (1,521)
          Increase in computer software costs         (1,207)       (1,420)
            Net cash used in investing activities    (44,724)      (35,658)

  Cash flows from financing activities:
          Principal payments under capital
            lease obligations                           (426)         (335)
          Proceeds from issuance of long-term debt    20,000        36,000
          Payments of long-term debt                 (13,704)      (13,330)
          Issuance of common stock                     3,539         4,100
          Purchase of treasury stock                  (5,052)       (5,642)
          Dividends paid                              (5,712)       (5,076)
            Net cash provided by (used in)
              financing activities                    (1,355)       15,717

  Net increase in cash and cash items                  8,385        27,061
  Cash and cash items at beginning of period          42,505         7,017
  Cash and cash items at end of period              $ 50,890      $ 34,078

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information

                                                    (Dollars in thousands)
                                                         (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                  March 29,       March 30,
  Cash paid during the first quarter for:            1997           1996

      Interest (net of amount capitalized,
        $657 in 1997 and $516 in 1996)              $5,277          $4,040

      Income taxes                                  $3,087          $  327


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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                      (In thousands)
                                                (Unaudited)
                                                 March 29,    December 28,
                                                   1997           1996

      Land and improvements                     $  121,180     $  117,218
      Buildings                                    265,051        252,228
      Furniture, fixtures & equipment              421,592        404,725
      Leasehold interests & improvements           254,260        245,490
      Construction in progress                      29,609         31,850
                                                 1,091,692      1,051,511
      Less accumulated depreciation and
         amortization                              343,478        328,335
                                                $  748,214     $  723,176

  3.  LEASED PROPERTY

      Leased property under capital leases consists of the following:

                                                    (In thousands)
                                             (Unaudited)
                                              March 29,    December 28,
                                                1997           1996

      Real property                            $83,047        $83,047
      Less accumulated amortization             24,189         23,129
                                               $58,858        $59,918

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  4.  LONG-TERM DEBT

      In February 1997, the Company received the proceeds of a $20 million senior uncollateralized debt financing. The term of the debt is 12 years with an average life of 10 years and an interest rate of 7.4%.

  5.  ACCOUNTING PRONOUNCEMENT

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997 with earlier application not permitted. The Statement requires dual presentation of basic and diluted earnings per share on the income statement. The Company's basic earnings per share for fiscal 1997 will be calculated similar to its currently disclosed earnings per share. Diluted earnings per share will not be materially different from basic earnings per share.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES


   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1997
            RESULTS

   RESULTS OF OPERATIONS

       SALES

       Sales and other revenues rose 10.1% for the first quarter of 1997, to $759.9 million, an increase of $69.4 million over the first quarter of 1996. Retail sales increased $65.9 million or 9.9% to $733.4 million, reflecting an increase of $19.3 million or 3.0% in sales from supermarkets that were open in both periods presented ("same store sales") and additional sales of $46.6 million from the net impact of new, expanded and closed stores. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $3.5 million.

       Sales and other revenues from the Easter holiday occurred in the first quarter this year and the second quarter last year.
       Adjusting for estimated Easter sales, same store sales increases in the quarter were 2.1%. The 1997 increase sustains a positive trend that started in late 1993.

       GROSS MARGIN

       During the first three months of 1997, gross margin increased slightly to 24.4% of sales and other revenues in comparison to 24.3% for the comparable 1996 period.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased to 20.2% of sales and other revenues in the first quarter of 1997 as compared

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1997 RESULTS

       to 20.0% in the first quarter of 1996. This increase is principally the result of additional costs of establishing the Company's position in its southeastern markets.

       INTEREST EXPENSE, NET

       Net interest expense expressed as a percentage of sales and other revenues was 0.9% in the first quarter of 1997 versus 0.8% in the first quarter of 1996. Net interest expense in the first quarter of 1997 was $6.5 million, an increase of 18.4% from the 1996 first quarter net interest expense of $5.5 million. This increase is primarily the result of an increase of average debt levels.

       INCOME TAXES

       The effective income tax rate decreased in the first quarter of 1997 to 38.4% from 39.6% in the first quarter of 1996. This lower rate is the result of a reduction in the Company's overall state income tax rate. Assuming there are not federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1997 to be in the 38% to 39% range.

       NET EARNINGS AND EARNINGS PER COMMON SHARE

       Net earnings increased 6.2% in the first quarter of 1997 to $15.6 million or 2.1% of sales and other revenues, an increase of $0.9 million from 1996 first quarter earnings of $14.7 million or 2.1% of sales and other revenues. This increase is the result of increased sales and gross margin, partially offset by an increase in selling, general and administrative expenses and net interest expense.

       Net earnings per common share in the first quarter of 1997 were $0.37 as compared to $0.35 in the first quarter of 1996, an increase of 5.7%. Due to its store opening schedule, the Company expects its earnings mix to be weighted more heavily toward the last half of the year.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1997 RESULTS

   CAPITAL RESOURCES AND LIQUIDITY

       GENERAL

       The current ratio (FIFO basis) on March 29, 1997 was 1.14 while working capital (FIFO basis) was $32.4 million, or 2.7% of total assets. On December 28, 1996, the current ratio (FIFO basis) was
       1.16 while working capital (FIFO basis) was $38.9 million or 3.3% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $17.4 million on March 29, 1997 and $17.1 million on December 28, 1996. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $58.8 million and available unused lines of short-term credit of $35.3 million on March 29, 1997. Cash and cash items increased $8.4 million to $50.9 million at March 29, 1997 from $42.5 million at December 28, 1996. This increase is primarily the result of cash provided by operating activities partially offset by cash used in investing and financing activities.

       CASH FLOWS FROM OPERATING ACTIVITIES

       Cash provided by operating activities was $54.5 million in the first quarter of 1997, an increase of $7.5 million over the $47.0 million provided in the first quarter of 1996. This increase is attributable to a decrease in inventories coupled with higher depreciation and amortization partially offset by a decrease in accounts payable and accrued expenses.

       CASH FLOWS FROM INVESTING ACTIVITIES

       Cash used in investing activities increased $9.1 million during the first quarter of 1997 to $44.7 million from $35.6 million during the first quarter of 1996. This increase is the result of increased capital expenditures during the period. Total capital

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1997 RESULTS

       expenditures totalled $45.5 million in the first quarter of 1997 and were composed of $43.4 million in additions to property, plant and equipment and $2.1 million in deferred charges and computer software costs. These first quarter capital expenditures are primarily composed of costs incurred in meeting the Company's 1997 capital program. The Company expects to spend in excess of $175 million on new, relocated and expanded stores to open in 1997 and 1998, and improvements necessary to maintain current facilities and systems.

       During the first quarter of 1997, the Company opened 7 supermarkets including 2 new stores, 3 relocations and 2 expansions. In January 1997, the Company opened an expanded supermarket in Chelmsford, Massachusetts, with approximately 35,000 square feet of retail selling space. In January, the Company also opened a new store in Shallotte, North Carolina, with approximately 35,000 square feet of retail selling space. This new supermarket replaced a smaller, outdated facility. In February 1997, the Company opened a new supermarket in Danville, Virginia with approximately 41,000 square feet of retail selling space. Also in February, the Company opened an expanded supermarket as well as a new store in Wilmington, North Carolina, with approximately 41,000 square feet of retail selling space.
       The new supermarket replaced a smaller, outdated facility. In March 1997, the Company opened a new supermarket in Richmond, Virginia, with approximately 46,000 square feet of retail selling space which replaced a smaller, outdated facility. Also in March, the Company opened a new supermarket in Charlotte, North Carolina, with approximately 41,000 square feet of retail selling space.

       During the next three quarters, the Company expects to open 11 supermarkets including 7 new stores and 1 expansion in the Southeast and 1 new store and 2 relocations in the Northeast.
       This program is subject to continuing change and review as conditions warrant. Net square footage of retail selling space is

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1997 RESULTS

       expected to increase by more than 11% in 1997. Construction will also start on a number of stores to be opened in 1998. The 1997 capital program is being financed by internally generated funds, long-term debt, leases and lines of credit.

       CASH FLOWS FROM FINANCING ACTIVITIES

       Cash used in financing activities was $1.4 million in the first quarter of 1997 as compared to $15.7 million of cash provided by financing activities in the first quarter of 1997. This decrease is principally the result of reduced proceeds from the issuance of long-term debt (Note 4). During the first quarter of 1997, the Company utilized a portion of its debt proceeds to repay $10.3 million on its revolving lines of credit. The Company purchased 144,349 shares of common stock during the first quarter of 1997 at a cost of $5.1 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $3.5 million received during the first quarter of 1997 from the issuance of 156,900 shares of treasury stock. The Company paid $5.7 million in dividends to common shareholders in the first quarter of 1997.

   FORWARD-LOOKING INFORMATION

   From time to time, information provided by the Company or statements made by its associates may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Company's expected future earnings, future tax rates, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

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

                                   PART II

   Item 5:  Other Information

        A limited review was made of the results of the three-month period ended March 29, 1997, by Coopers & Lybrand L.L.P.

   Item 6:  Exhibits and Reports on Form 8-K

       (a) There were no reports on Form 8-K filed during the first quarter.

       (b) Exhibits required by Item 601 of Regulation S-K

           10.1 First Amendment to the Hannaford Southeast Savings & Investment Plan, effective generally as of July 1, 1995.

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

                                               HANNAFORD BROS. CO.


   Date   May 6, 1997                          s/Blythe J. McGarvie
                                               Blythe J. McGarvie
                                               Senior Vice President
                                               (Chief Financial Officer)


   Date   May 6, 1997                          s/Charles H. Crockett
                                               Charles H. Crockett
                                               Assistant Secretary