Form 10-Q
period 1997-06-28
HANNAFORD BROTHERS CO
filed 1997-08-06
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 28, 1997

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

      As of July 25, 1997, there were 42,273,814 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                  Page No.

  Item 1.  Financial Statements

           Consolidated Balance Sheets, June 28, 1997 and
                December 28, 1996                                    3-4

           Consolidated Statements of Earnings, Three Months
                Ended June 28, 1997 and June 29, 1996                 5

           Consolidated Statements of Earnings, Six Months
                Ended June 28, 1997 and June 29, 1996                 6

           Consolidated Statements of Cash Flows, Six Months
                Ended June 28, 1997 and June 29, 1996                7-8

           Notes and Schedules to Consolidated Financial
                Statements                                           9-11

  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1997 Results                         12-18

                         PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders      19-20

  Item 5.  Other Information                                         20

  Item 6.  Exhibits and Reports on Form 8-K                          20

  Signatures                                                         21

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                    (In thousands)
                                            (UNAUDITED)
                                             June 28,          December 28,
                                                1997               1996

  Current assets:
      Cash and cash items                     $   41,207        $   42,505
      Accounts receivable, net                    13,911            17,384
      Inventories                                176,122           191,658
      Prepaid expenses                             7,258             5,834
      Deferred income taxes                        5,246             4,589
           Total current assets                  243,744           261,970

  Property, plant and equipment, net             765,852           723,176

  Leased property under capital leases, net       62,300            59,918

  Other assets:
      Goodwill, net                               92,888            95,654
      Deferred charges, net                       32,309            26,332
      Computer software costs, net                16,154            13,658
      Miscellaneous assets                         2,107             3,019
           Total other assets                    143,458           138,663

                                              $1,215,354        $1,183,727


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands except share amounts)

                                            (UNAUDITED)
                                              June 28,         December 28,
                                                1997               1996
  Current liabilities:
      Current maturities of long-term debt    $   12,070       $    14,213
      Obligations under capital leases             1,916             1,775
      Accounts payable                           178,049           177,895
      Accrued payroll                             23,561            22,554
      Other accrued expenses                      21,493            21,205
      Income taxes                                 2,214             2,532
           Total current liabilities             239,303           240,174

  Deferred income tax liabilities                 23,061            23,757

  Other liabilities                               44,061            47,917

  Long-term debt                                 238,571           227,525

  Obligations under capital leases                78,736            75,198

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                    -                 -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                   -                 -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        June 28, 1997: Issued, 42,338,316
        shares, outstanding 42,330,463 shares.
        December 28, 1996: Issued, 42,338,316
        Shares, outstanding 42,280,695 shares.    31,754            31,754
      Additional paid-in capital                 116,216           119,399
      Preferred stock purchase rights                423               423
      Retained earnings                          443,502           419,459
                                                 591,895           571,035
      Less common stock in treasury
        (June 28, 1997: 7,853 shares at cost.
          December 28, 1996: 57,621  shares
          at cost.)                                  273             1,879
           Total shareholders' equity            591,622           569,156
                                              $1,215,354        $1,183,727

    See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands except per share data)

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                              June 28,          June 29,
                                                1997              1996

  Sales and other revenues                    $775,687           $729,081
  Cost of sales                                581,072            552,736

  Gross margin                                 194,615            176,345
  Selling, general and administrative
      expenses                                 155,243            138,819

  Operating profit                              39,372             37,526

  Interest expense, net                          7,110              5,251

  Earnings before income taxes                  32,262             32,275

  Income taxes                                  12,384             12,766

      Net earnings                            $ 19,878           $ 19,509

  Per share of common stock:

      Net earnings                            $    .47           $    .46

      Cash dividends                          $   .135           $   .120

  Weighted average number of common shares
    outstanding                                 42,303             42,314



  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands except per share data)

                                                      (UNAUDITED)
                                                   SIX MONTHS ENDED
                                              June 28,          June 29,
                                                1997              1996

  Sales and other revenues                   $1,535,610        $1,419,606
  Cost of sales                               1,155,345         1,075,425

  Gross margin                                  380,265           344,181
  Selling, general and administrative
     expenses                                   309,117           276,882

  Operating profit                               71,148            67,299

  Interest expense, net                          13,585            10,719

  Earnings before income taxes                   57,563            56,580

  Income taxes                                   22,095            22,397

      Net earnings                           $   35,468        $   34,183

  Per share of common stock:

      Net earnings                           $      .84        $      .81

      Cash dividends                         $      .27        $      .24

  Weighted average number of common shares
    outstanding                                  42,287            42,309


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                          (UNAUDITED)
                                                       SIX MONTHS ENDED
                                                   June 28,       June 29,
                                                     1997           1996
  Cash flows from operating activities:
      Net income                                    $ 35,468      $ 34,183
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                44,284        36,551
         (Increase) decrease in inventories           15,535        (2,423)
         (Increase) decrease in receivables
            and prepayments                            2,062        (1,667)
         Increase (decrease) in accounts payable
            and accrued expenses                      (2,348)       14,221
         Increase (decrease) in income taxes payable    (317)        3,726
         Increase (decrease) in deferred taxes        (1,353)          887
         Other operating activities                       41           135
           Net cash provided by operating
             activities                               93,372        85,613

  Cash flows from investing activities:
          Acquisition of property, plant and
            equipment                                (82,331)      (88,067)
          Sale of property, plant and
            equipment, net                             1,097         2,863
          Increase in deferred charges                (4,601)       (4,454)
          Increase in computer software costs         (3,863)       (3,057)
            Net cash used in investing activities    (89,698)      (92,715)

  Cash flows from financing activities:
          Principal payments under capital
            lease obligations                           (871)         (685)
          Proceeds from issuance of long-term debt    24,100        75,000
          Payments of long-term debt                 (15,197)      (17,230)
          Issuance of common stock                     6,325         6,240
          Purchase of treasury stock                  (7,903)       (8,729)
          Dividends paid                             (11,426)      (10,152)
            Net cash provided by (used in)
              financing activities                    (4,972)       44,444

  Net Increase in cash and cash items                 (1,298)       37,342
  Cash and cash items at beginning of period          42,505         7,017
  Cash and cash items at end of period              $ 41,207      $ 44,359

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information


                                                        (In thousands)
                                                          (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                    June 28,      June 29,
  Cash paid during the first six months for:          1997          1996

      Interest (net of amount capitalized,
        $1,264 in 1997 and $1,291 in 1996)           $13,465        $10,584

      Income taxes                                   $18,152        $16,542



  Supplemental disclosure of non-cash investing and financing activity

      Capital lease obligations of $4,550,000 were incurred during the six-month period ended June 28, 1997 when the Company entered into real estate leases.

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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                      (In thousands)
                                             (Unaudited)
                                               June 28,        December 28,
                                                 1997              1996

      Land and improvements                   $  122,098        $  117,218
      Buildings                                  274,533           252,228
      Furniture, fixtures & equipment            437,407           404,725
      Leasehold interests & improvements         260,270           245,490
      Construction in progress                    32,530            31,850
                                               1,126,838         1,051,511
      Less accumulated depreciation and
        amortization                             360,986           328,335
                                              $  765,852        $  723,176

  3. LEASED PROPERTY

     Leased property under capital leases consists of the following:

                                                    (in thousands)
                                          (Unaudited)
                                           June 28,            December 28,
                                             1997                  1996

      Real property                         $87,597               $83,047
      Less accumulated amortization          25,297                23,129
                                            $62,300               $59,918

  4.  LONG-TERM DEBT

      In February 1997, the Company received the proceeds of a $20 million senior uncollateralized debt financing. The term of the debt is 12 years with an average life of 10 years and an interest rate of 7.4%.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  5.  ACCOUNTING PRONOUNCEMENT

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997 with earlier application not permitted. The Statement requires dual presentation of basic and diluted earnings per share on the income statement. The Company's basic earnings per share for fiscal 1997 will be calculated similar to its currently disclosed earnings per share. Diluted earnings per share will not be materially different from basic earnings per share.

      In June 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.

  6.  COMMON STOCK

      In May 1997, the shareholders of the Company approved an amendment to the Hannaford Bros. Co. Employee Stock Purchase Plan. This amendment increased the total authorized shares by an additional 750,000 thereby permitting continued use of the Plan during 1997 and future years.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997
           RESULTS

  RESULTS OF OPERATIONS

     SALES

     Sales and other revenues rose 8.2% for the first half of 1997, to $1,535.6 million, an increase of $116.0 million over the first half of 1996. Sales from supermarkets that were open in both periods presented ("same store sales") increased $14.7 million or 1.1%. Additional supermarket sales of $94.6 million resulted from the net impact of new, expanded and closed stores. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $6.7 million.

     In the second quarter of 1997, sales and revenues were $775.7 million, an increase of $46.6 million or 6.4% over those reported for the same period of 1996. Same store sales decreased $5.3 million or 0.8%. Sales and other revenues from the Easter holiday occurred in the first quarter this year and the second quarter last year. Adjusting for estimated Easter sales, same store sales increased 0.4% in the quarter. Additional supermarket sales of $48.7 million resulted from the net impact of new, expanded and closed stores. Other sales and revenues increased $3.2 million.

     Same store sales were up 1.1% this year as compared to 3.3% in the first half of 1996 and 3.2% for the full year 1996. The Company attributes a portion of this decline to a very low inflation rate in food prices and a decrease in the availability of food stamps in most of the states where it operates. The 1997 increase continues positive comparative store sales results that started in late 1993.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997 RESULTS

     GROSS MARGIN

     During the first six months of 1997, gross margins increased to 24.8% of sales and other revenues in comparison to 24.2% for the comparable 1996 period. For the second quarter of 1997, gross margin was 25.1% versus 24.2% for the second quarter of 1996. The 1997 increases are the result of improved selling margins in certain of the Company's marketing territories coupled with better operations in the Southeast, including the Company's new distribution center which began product delivery in November 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to 20.1% of sales and other revenues in the first half of 1997 as compared to 19.5% in the first half of 1996. For the second quarter of 1997, selling, general and administrative expenses were 20.0% of sales and other revenues up from 19.0% for the second quarter of 1996, but down from the 20.2% reported in the first quarter of 1997. The second quarter increase is composed of rising payroll costs to meet a higher level of service orientation within the Company's supermarkets, increased advertising costs and higher depreciation charges. These increases reflect the continuing costs of establishing the Company's position in the Southeast and testing of a home shopping service.

     INTEREST EXPENSE, NET

     Net interest expense expressed as a percentage of sales and other revenues was 0.9% in the first half of 1997 versus 0.8% in the first half of 1996. For the second quarter of 1997, net interest expense was 0.9% of sales and other revenues up from 0.7% for the second quarter of 1996. Net interest expense in the first half of 1997 was $13.6 million, an increase of 26.7% from the 1996 first half net interest expense of $10.7 million. These increases are primarily the result of an increase in average debt levels coupled with a decrease in invested cash which is reflected as a decrease in interest income.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997 RESULTS

     INCOME TAXES

     The effective income tax rate decreased in both the first half and second quarter of 1997 to 38.4% from 39.6% in the corresponding periods of 1996. This lower rate is the result of a reduction in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1997 to be in the 38% to 39% range.

     NET EARNINGS AND EARNINGS PER COMMON SHARE

     Net earnings increased 3.8% in the first half of 1997 to $35.5 million or 2.3% of sales and other revenues, an increase of $1.3 million from 1996 first half earnings of $34.2 million or 2.4% of sales and other revenues. Second quarter 1997 net earnings were $19.9 million or 2.6% of sales and other revenues as compared to $19.5 million or 2.7% of sales and other revenues in the second quarter of 1996. Expressed as a percentage of sales, net earnings decreased in the first half and second quarter of 1997 as increased selling, general and administrative expenses and interest expense were only partially offset by increased margins and a reduction in the Company's income tax provision.

     Net earnings per common share in the first half of 1997 were $0.84 as compared to $0.81 in the first half of 1996, an increase of 3.7%. Net earnings per common share in the second quarter of 1997 were $0.47 as compared to $0.46 in the second quarter of 1996.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997 RESULTS

  CAPITAL RESOURCES AND LIQUIDITY

     GENERAL

     The current ratio (FIFO basis) on June 28, 1997 was 1.09 while working capital (FIFO basis) was $22.0 million, or 1.8% of total assets.
     The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $17.5 million on June 28, 1997 and $17.1 million on December 28, 1996. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $71.7 million and available unused lines of short-term credit of $35.0 million on June 28, 1997. Cash and cash items decreased $1.3 million to $41.2 million from $42.5 million at December 28, 1996. This decrease is primarily the result of cash used in investing and financing activities offset by cash provided by operating activities.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Cash provided by operating activities was $93.4 million in the first half of 1997, an increase of $7.8 million over the $85.6 million provided in the first half of 1996. This increase is attributable to a decrease in inventories coupled with higher depreciation and amortization partially offset by a decrease in accounts payable and accrued expenses.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities decreased $3.0 million during the first half of 1997 to $89.7 million from $92.7 million in the first half of 1996. This decrease is the result of slightly lower capital expenditures during the current period. Total capital expenditures totaled $95.3 million in the first half of 1997 and were composed of $82.3 million in additions to property, plant and equipment, $8.5 million in deferred charges and computer software costs, and $4.5 million in non-cash capital lease additions. These

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997 RESULTS

     first half capital expenditures are primarily composed of costs incurred in meeting the Company's 1997 capital program. The Company expects to spend in excess of $175 million on new, relocated and expanded stores to open in 1997 and 1998, and improvements necessary to maintain current facilities and systems.

     During the first half of 1997, the Company opened nine supermarkets including four new stores, three relocations and two expansions. In January 1997, the Company opened an expanded supermarket in Chelmsford, Massachusetts, with approximately 35,000 square feet of retail selling space. In January, the Company also opened a new store in Shallotte, North Carolina, with approximately 35,000 square feet of retail selling space. This new supermarket replaced a smaller, outdated facility. In February 1997, the Company opened a new supermarket in Danville, Virginia with approximately 41,000 square feet of retail selling space. Also in February, the Company opened an expanded supermarket as well as a new store in Wilmington, North Carolina, with approximately 41,000 square feet of retail selling space. The new supermarket replaced a smaller, outdated facility. In March 1997, the Company opened a new supermarket in Richmond, Virginia, with approximately 46,000 square feet of retail selling space which replaced a smaller, outdated facility. Also in March, the Company opened a new supermarket in Charlotte, North Carolina, with approximately 41,000 square feet of retail selling space. In April 1997, the Company opened two new supermarkets in Virginia Beach, Virginia, one with approximately 40,000 square feet of retail selling space and one with approximately 35,000 square feet of retail selling space.

     During the second half, the Company expects to open ten supermarkets including five new stores in the Southeast and one new store, two relocations and two expansions in the Northeast. This program is subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 11% in 1997. Construction will also start on a number of stores to be opened in 1998. The 1997 capital program is being financed by internally generated funds, long-term debt, leases and lines of credit.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997 RESULTS

     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash used in financing activities was $5.0 million in the first half of 1997 as compared to $44.4 million of cash provided by financing activities in the first half of 1996. This decrease is principally the result of reduced proceeds from the issuance of long-term debt. During the first half of 1997, the Company utilized its debt proceeds to repay $10.3 million on its revolving lines of credit. Subsequent to this repayment, the Company received $4.1 million of proceeds from borrowings on its revolving lines of credit. The Company purchased 227,644 shares of common stock during the first half of 1997 at a cost of $7.9 million. This repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $6.3 million received during the first half of 1997 from the issuance of 277,412 shares of treasury stock. The Company paid $11.4 million in dividends to common shareholders in the first half of 1997. These dividend amounts represent 32.2% of net earnings available to common shareholders.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF SECOND QUARTER 1997 RESULTS

  FORWARD-LOOKING INFORMATION

  From time to time, information provided by the Company or statements made by its associates may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Company's expected future tax rates, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

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

      (a) The Annual Meeting of Shareholders was held on May 12, 1997.

      (b) Not applicable.

      (c) The following issues were voted upon by shareholders. All matters were approved as indicated:

   1. ELECTION OF FOUR CLASS I DIRECTORS TO SERVE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS IN 2000.

                                       WITHHOLD
                                       AUTHORITY                 BROKER
                             FOR          FOR         TOTAL     NON-VOTES

  Bruce G. Allbright     35,137,080       284,172   35,421,252          0

  William T. End         35,158,137       263,115   35,421,252          0

  James W. Gogan         35,156,300       264,952   35,421,252          0

  Claudine B. Malone     35,138,293       282,959   35,421,252          0

   2. ELECTION OF ONE CLASS III DIRECTOR TO SERVE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS IN 1999.

                                       WITHHOLD
                                       AUTHORITY                 BROKER
                             FOR          FOR         TOTAL     NON-VOTES

  Robert J. Murray       35,140,389       280,863   35,421,252          0

   3. RATIFICATION OF THE APPOINTMENT OF COOPERS & LYBRAND L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING JANUARY 3, 1998.
                                                                  BROKER
                            FOR         AGAINST      ABSTAIN    NON-VOTES

      TOTAL              35,107,076        47,175      267,001          0

   4. TO AUTHORIZE AN ADDITIONAL 750,000 SHARES OF COMMON STOCK FOR THE EMPLOYEE STOCK PURCHASE PLAN.
                                                                  BROKER
                            FOR         AGAINST      ABSTAIN    NON-VOTES

      TOTAL              34,836,833       435,594      148,825          0

      (d) Not applicable

  Item 5:  Other Information

      A limited review was made of the results of the three-month and six-month periods ended June 28, 1997, by Coopers & Lybrand.

  Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation SK

          10.1 Fourth Amendment to the Hannaford Bros. Co. Employee Retirement Plan, effective January 1, 1997.

          10.2 Amended and Restated Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998.

          10.3 First Amendment to the Hannaford Southeast Savings and Investment Plan, effective July 1, 1995

          10.4 Second Amendment to the Hannaford Southeast Savings and Investment Plan, effective July 1, 1997

          10.5 Hannaford Bros. Co. Nonqualified Savings and Investment Plan, effective January 1, 1998

          10.6 Amended and Restated Hannaford Bros. Co. Savings and Investment Plan, effective generally January 1, 1998

          15 Letter of Coopers & Lybrand L.L.P. furnished pursuant to Regulation SX.

          23 Letter of Coopers & Lybrand L.L.P. regarding incorporation by reference to certain forms S-8 of the Registrant.

          27     Financial Data Schedule

      (b) There were no reports filed on Form 8-K during the second quarter.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HANNAFORD BROS. CO.



  Date August 6, 1997                          s/Blythe J. McGarvie
                                             Blythe J. McGarvie
                                             Senior Vice President
                                             (Chief Financial Officer)


  Date August 6, 1997                          s/Charles H. Crockett
                                             Charles H. Crockett
                                             Assistant Secretary