Form 10-Q
period 1997-09-27
HANNAFORD BROTHERS CO
filed 1997-11-07
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 27, 1997

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

      As of November 5, 1997, there were 42,284,784 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                 Page No.

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 27, 1997 and
                December 28, 1996                                   3-4

           Consolidated Statements of Earnings, Three Months
                Ended September 27, 1997 and September 28, 1996      5

           Consolidated Statements of Earnings, Nine Months
                Ended September 27, 1997 and September 28, 1996      6

           Consolidated Statements of Cash Flows
                Nine Months Ended September 27, 1997
                and September 28, 1996                              7-8

           Notes and Schedules to Consolidated Financial
                Statements                                          9-11

  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1997 Results                         12-18

                         PART II - OTHER INFORMATION

  Item 5.  Other Information                                        19

  Item 6.  Exhibits and Reports on Form 8K                          19

  Signatures                                                        20

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                (Dollars in thousands)
                                            (UNAUDITED)
                                            September 27,      December 28,
                                                1997               1996

  Current assets:
      Cash and cash items                     $   54,349       $   42,505
      Accounts receivable, net                    13,428           17,384
      Inventories                                183,296          191,658
      Prepaid expenses                             8,575            5,834
      Deferred income taxes                        4,962            4,589
           Total current assets                  264,610          261,970

  Property, plant and equipment, net             779,314          723,176

  Leased property under capital leases, net       61,015           59,918

  Other assets:
      Goodwill, net                               91,532           95,654
      Deferred charges, net                       34,616           26,332
      Computer software costs, net                16,385           13,658
      Miscellaneous assets                         2,032            3,019
           Total other assets                    144,565          138,663

                                              $1,249,504       $1,183,727


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                      (In thousands except share amounts)

                                            (UNAUDITED)
                                            September 27,      December 28,
                                                1997               1996
  Current liabilities:
      Current maturities of long-term debt    $   16,040       $   14,213
      Obligations under capital leases             1,908            1,775
      Accounts payable                           199,800          177,895
      Accrued payroll                             24,909           22,554
      Other accrued expenses                      24,234           21,205
      Income taxes                                 4,685            2,532
           Total current liabilities             271,576          240,174

  Deferred income tax liabilities                 27,300           23,757

  Other liabilities                               42,032           47,917

  Long-term debt                                 223,854          227,525

  Obligations under capital leases                77,928           75,198

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                    -                -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                   -                -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        September 27, 1997: Issued, 42,338,316
        shares, outstanding 42,290,226 shares.
        December 28, 1996: Issued, 42,338,316
        Shares, outstanding 42,280,695 shares     31,754           31,754
      Additional paid-in capital                 115,713          119,399
      Preferred stock purchase rights                423              423
      Retained earnings                          460,590          419,459
                                                 608,480          571,035
      Less common stock in treasury
        (September 27, 1997: 48,090 shares at
        cost.  December 28, 1996: 57,621
        shares at cost)                            1,666            1,879
           Total shareholders' equity            606,814          569,156
                                              $1,249,504       $1,183,727

    See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                            September 27,     September 28,
                                                1997              1996

  Sales and other revenues                    $820,115           $773,271
  Cost of sales                                617,055            589,178

  Gross margin                                 203,060            184,093
  Selling, general and administrative
      expenses                                 160,066            145,802

  Operating profit                              42,994             38,291

  Interest expense, net                          6,050              5,356

  Earnings before income taxes                  36,944             32,935

  Income taxes                                  14,147             13,037

      Net earnings                            $ 22,797           $ 19,898

  Per share of common stock:

      Net earnings                            $    .54           $    .47

      Cash dividends                          $   .135           $   .120

  Weighted average number of common shares
    outstanding                                 42,290             42,284


  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                 (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                  NINE MONTHS ENDED
                                            September 27,     September 28,
                                                1997              1996

  Sales and other revenues                   $2,355,725        $2,192,877
  Cost of sales                               1,772,400         1,664,603

  Gross margin                                  583,325           528,274
  Selling, general and administrative
     expenses                                   469,183           422,684

  Operating profit                              114,142           105,590

  Interest expense, net                          19,635            16,075

  Earnings before income taxes                   94,507            89,515

  Income taxes                                   36,242            35,434

      Net earnings                           $   58,265        $   54,081

  Per share of common stock:

      Net earnings                           $     1.38        $     1.28

      Cash dividends                         $     .405        $     .360

  Weighted average number of common shares
    outstanding                                  42,288            42,301


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Dollars in thousands)
                                                          (UNAUDITED)
                                                      NINE MONTHS ENDED
                                                September 27, September 28,
                                                    1997          1996
  Cash flows from operating activities:
    Net income                                    $ 58,265       $ 54,081
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization               67,733         56,079
        (Increase) decrease in inventories           8,362        (13,568)
        (Increase) decrease in receivables and
          prepayments                                1,257         (1,647)
        Increase in accounts payable
          and accrued expenses                      21,463         26,349
        Increase in income taxes payable             2,153          2,720
        Increase in deferred taxes                   3,170          1,453
        Other operating activities                    (202)           103
          Net cash provided by operating
            activities                             162,201        125,570

  Cash flows from investing activities:
        Acquisition of property, plant and
          equipment                               (116,086)      (148,116)
        Sale of property, plant and
          equipment, net                             2,145          3,061
        Increase in deferred charges                (7,591)        (6,945)
        Increase in computer software costs         (4,958)        (4,402)
          Net cash used in investing activities   (126,490)      (156,402)

  Cash flows from financing activities:
        Principal payments under capital
          lease obligations                         (1,330)        (1,076)
        Proceeds from issuance of long-term debt    20,000         75,000
        Issuance of common stock                     7,381          7,300
        Payments of long-term debt                 (21,929)       (21,423)
        Purchase of Treasury Stock                 (10,855)       (11,708)
        Dividends paid                             (17,134)       (15,223)
          Net cash provided by (used in)
            financing activities                   (23,867)        32,870

  Net increase in cash and cash items               11,844          2,038
  Cash and cash items at beginning of period        42,505          7,017
  Cash and cash items at end of period            $ 54,349       $  9,055

    See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information

                                                          (in thousands)
                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                September 27, September 28,
                                                    1997          1996

  Cash paid during the first nine months for:

      Interest (net of amount capitalized,
        $2,616 in 1997 and $2,493 in 1996)         $18,643       $15,100

      Income taxes                                 $30,049       $30,019

  Supplemental disclosure of non-cash investing and financing activity

      Capital lease obligations of $4,550,000 and $7,652,000 were incurred during the nine month period ended September 27, 1997 and September 28, 1996 respectively, when the Company entered into real estate leases.

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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:


                                                      (in thousands)
                                           (Unaudited)
                                           September 27,       December 28,
                                                1997               1996

     Land and improvements                   $  126,998         $  117,218
     Buildings                                  279,503            252,228
     Furniture, fixtures & equipment            453,322            404,725
     Leasehold interests & improvements         284,157            245,490
     Construction in progress                    13,935             31,850
                                              1,157,915          1,051,511
     Less accumulated depreciation and
        amortization                            378,601            328,335
                                             $  779,314         $  723,176

  3. LEASED PROPERTY

     Leased property under capital leases consists of the following:

                                                     (in thousands)
                                          (Unaudited)
                                         September 27,        December 28,
                                              1997                1996

     Real property                           $86,780             $83,047
     Less accumulated amortization            25,765              23,129
                                             $61,015             $59,918

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

      In June 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.

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

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1997
           RESULTS

  RESULTS OF OPERATIONS

    SALES

    Sales and other revenues rose 7.4% for the first three quarters of 1997, to $2,355.7 million, an increase of $162.8 million over the first three quarters of 1996. Sales from supermarkets that were open in both periods presented ("identical store sales") increased $11.9 million or 0.6%. Additional supermarket sales of $143.1 million resulted from the net impact of new, expanded, relocated and closed stores. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $7.8 million.

    In the third quarter of 1997, sales and other revenues were $820.1 million, an increase of $46.8 million or 6.1% over those reported for the same period of 1996. Identical store sales decreased $1.7 million or 0.2%. Additional supermarket sales of $47.4 million resulted from the net impact of new, expanded, relocated and closed stores. Other sales and revenues increased $1.1 million.

    Identical store sales were up 0.6% for three quarters and down 0.2% for the third quarter this year as compared to increases of 3.3% in the first three quarters of 1996 and 3.2% for the full year 1996. The Company attributes a portion of this decline to a very low inflation rate in food prices, the current competitive environment and a decrease in the availability of food stamps. Comparable store sales, which include results from expanded and relocated stores in both periods presented, increased 1.5% in the third quarter of 1997 and 2.1% for the first three quarters of 1997.

    GROSS MARGIN

    Gross margins increased in the first three quarters of 1997 to 24.8% of sales and other revenues in comparison to 24.1% in the first three quarters of 1996. For the third quarter of 1997, gross margin was 24.8% versus 23.8% for the third quarter of 1996. The 1997 increases

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1997 RESULTS

    are the result of improved selling margin in certain of the Company's marketing territories coupled with better operations in the Southeast, including the Company's new distribution facility which began product delivery in November 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to 19.9% of sales and other revenues in the first nine months of 1997 as compared to 19.3% in the comparable period of 1996. For the third quarter of 1997, selling, general and administrative expenses were 19.5% of sales and other revenues up from 18.9% for the third quarter of 1996, but down from the 20.0% reported in the second quarter of 1997. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in all periods presented, increased as a percentage of sales in the 1997 reporting periods. In addition to rising payroll costs, the 1997 increases reflect higher advertising costs and depreciation charges. These increases reflect the high level of store openings in the quarter coupled with the continuing costs of establishing the Company's position in the Southeast.

    INTEREST EXPENSE, NET

    Net interest expense expressed as a percentage of sales and other revenues was 0.8% in the first three quarters of 1997 versus 0.7% in the first three quarters of 1996. Net interest expense was 0.7% of sales and other revenues in both the third quarter of 1997 and the third quarter of 1996. Net interest expense in the first three quarters of 1997 was $19.6 million, an increase of 22.1% from the 1996 first three quarters net interest expense of $16.1 million. This increase is primarily the result of an increase in average debt levels coupled with a decrease in invested cash which is reflected as a decrease in interest income.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1997 RESULTS

    INCOME TAXES

    The effective income tax rate decreased in both the first three quarters and third quarter of 1997 to 38.3% from 39.6% in the corresponding periods of 1996. This lower rate is the result of a reduction in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1997 to be in the 38.2% to 38.4% range.

    NET EARNINGS AND EARNINGS PER COMMON SHARE

    Net earnings increased 7.7% in the first three quarters of 1997 to $58.3 million or 2.5% of sales and other revenues, an increase of $4.2 million from 1996 first three quarters earnings of $54.1 million or 2.5% of sales and other revenues. Third quarter 1997 net earnings were $22.8 million or 2.8% of sales and other revenues as compared to $19.9 million or 2.6% of sales and other revenues in the third quarter of 1996. Expressed as a percentage of sales, net earnings increased in the third quarter of 1997 as increased margins and a reduction in the Company's income tax provision were only partially offset by increased selling, general and administrative expenses.

    Net earnings per common share in the first three quarters of 1997 were $1.38 as compared to $1.28 in the first three quarters of 1996, an increase of 7.8%. Net earnings per common share increased 14.9% to $0.54 in the third quarter of 1997 versus $0.47 in the third quarter of 1996.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1997 RESULTS

  CAPITAL RESOURCES AND LIQUIDITY

    GENERAL

    The current ratio (FIFO basis) at September 27, 1997, was 1.04 while working capital (FIFO basis) was $10.5 million, or 0.8% of total assets. The Company values the majority of its inventories using the LIFO method. The current cost of inventories exceeded the LIFO valuation by approximately $17.7 million on September 27, 1997 and $17.1 million on December 28, 1996. The Company's liquidity position is stronger than indicated by stated working capital and current ratios because of available unused lines of revolving credit of $81.1 million and available unused lines of short-term credit of $35.0 million on September 27, 1997. Cash and cash items increased $11.8 million to $54.3 million from $42.5 million at December 28, 1996. This increase is primarily the result of cash provided by operating activities partially offset by cash used in investing and financing activities.

    CASH FLOWS FROM OPERATING ACTIVITIES

    Cash provided by operating activities was $162.2 million in the first three quarters of 1997, an increase of $36.6 million over the $125.6 million provided in the first three quarters of 1996. This increase is attributable to a decrease in inventories coupled with higher depreciation and amortization.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Cash used in investing activities decreased $29.9 million during the first three quarters of 1997 to $126.5 million from $156.4 million in the first three quarters of 1996. This decrease is primarily the result of lower capital expenditures during the current period. Total capital expenditures totaled $133.2 million in the first three quarters of 1997 and were composed of $116.1 million in additions to property, plant and equipment, $9.5 million in deferred charges and computer software costs and $4.5 million in non-cash capital lease additions.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1997 RESULTS

    These capital expenditures are primarily composed of costs incurred in meeting the Company's 1997 capital program. The Company expects to spend in excess of $170 million on new, relocated and expanded stores to open in 1997 and 1998, and improvements necessary to maintain current facilities and systems.

    During the first three quarters of 1997, the Company opened seventeen supermarkets including ten new stores, five relocations and two expansions, and temporarily closed one supermarket as it undergoes a substantial expansion. The 1997 store openings, together wth their square footage of selling area, are listed below:

                                              Square Footage
                Location                       Selling Area

    Northeast
             Chelmsford, MA                         35,000
             Dracut, MA                             30,000
             Guilderland, NY                        33,000
             Rutland, VT                            34,000

    Southeast
             Shallotte, NC                          35,000
             Danville, VA                           41,000
             Wilmington, NC (Murrayville Rd.)       35,000
             Wilmington, NC (Carolina Beach)        41,000
             Richmond, VA (Rt. 1 and Parham)        44,000
             Charlotte, NC (Independence Blvd.)     41,000
             Virginia Beach, VA (Shore Drive)       35,000
             Virginia Beach, VA (Princess Anne)     40,000
             Newport News, VA                       37,000
             Rock Hill, SC                          40,000
             Charlotte, NC (Eastland Mall)          41,000
             Richmond, VA (Willow Lawn)             34,000
             Virginia Beach, VA (Republic Drive)    40,000

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1997 RESULTS

    During the fourth quarter of 1997, the Company does not expect to open any additional supermarkets. Net square footage of retail selling space is expected to increase by approximately 11% in 1997. Construction is ongoing for a number of stores to be opened in 1998. This program is subject to continuing change and review as conditions warrant. The 1997 capital program is being financed by internally generated funds, long-term debt, leases and lines of credit.

    CASH FLOWS FROM FINANCING ACTIVITIES

    Cash used in financing activities was $23.9 million in the first three quarters of 1997 as compared to $32.9 million of cash provided by financing activities in the first three quarters of 1996. This decrease in cash flows of $56.8 million is principally the result of reduced proceeds from the issuance of long-term debt. The Company purchased 312,398 shares of common stock during the first three quarters of 1997 at a cost of $10.9 million. This repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $7.4 million received during the first three quarters of 1997 from the issuance of 321,929 shares of treasury stock. The Company paid $17.1 million in dividends to common shareholders in the first three quarters of 1997. These dividend amounts represent 29.4% of net earnings available to common shareholders.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER 1997 RESULTS

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

                                  PART II

  Item 5:  Other Information

      A limited review was made of the results of the three-month and nine-month periods ended September 27, 1997, by Coopers & Lybrand.

  Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation SK

          10.1  Amended and Restated Hannaford Bros. Co. Deferred
                Compensation Plan for Officers, effective January 1, 1998.

          15 Letter of Coopers & Lybrand L.L.P. furnished pursuant to Regulation SX.

          23 Letter of Coopers & Lybrand L.L.P. regarding incorporation by reference to certain Forms S-8 of the Registrant

          27    Financial Data Schedule

      (b) There were no reports on Form 8-K filed during the quarter ended September 27, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HANNAFORD BROS. CO.



  Date November 6, 1997                           s/Blythe J. McGarvie
                                                 Blythe J. McGarvie
                                                 Senior Vice President
                                                 (Chief Financial Officer)



  Date November 6, 1997                           s/Charles H. Crockett
                                                 Charles H. Crockett
                                                 Assistant Secretary