Form 10-K
period 1998-01-03
HANNAFORD BROTHERS CO
filed 1998-03-10
CIK 45379

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1998
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock, $.75 par value, held by non-affiliates as of March 3, 1998, was $1,333,787,645. This calculation assumes that all shares of Common Stock beneficially held by directors and executive officers of the Registrant are owned by "affiliates".

  As of March 3, 1998, there were 42,289,827 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 19, 1998.
                                                  Exhibit Index on Page: 55

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

Fiscal year 1997 consisted of 53 weeks of operations as compared to 52 weeks in both 1996 and 1995. This anomaly occurs periodically since the Company closes its fiscal year on the Saturday closest to December 31.

Consolidated sales and other revenues for 1997 were $3,226 million, an increase of 9.1% over last year's sales and other revenues of $2,958 million. Identical store sales were up 0.4% for fiscal year 1997 as compared to an increase of 3.2% in 1996. Comparable store sales were up 2.3% for fiscal year 1997.

A pre-tax, non-cash accounting charge of $40 million was recorded in the fourth quarter. Most of this charge relates to a write-down in the value of assets, including goodwill, in certain southeastern stores. The write-down was prompted by SFAS No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of), which results in goodwill being allocated on a store-by-store basis. SFAS No. 121 did not exist when the Company entered the Southeast in 1994 (see Note 4 of Notes to Consolidated Financial Statements).

The Registrant ships food and food-related products from its distribution centers to an additional 21 independent retail food stores. Sales to these wholesale accounts amounted to 2.1% of total sales in 1997. Other revenues from such activities as home shopping, trucking, real estate and retail services amounted to about 1.5% of total sales.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant, through its operations and those of its subsidiaries, is principally involved in the retail food business. The Registrant considers its business a single segment under the applicable reporting rules. See
Item 8, Financial Statements and Supplementary Data.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant is a multi-regional food retailer, with 148 supermarkets located throughout Maine, New Hampshire and Vermont, and in parts of New York, Massachusetts, Virginia, North Carolina and South Carolina. Its stores are operated primarily under the names Shop 'n Save(R), Hannaford(R) and Wilson's(SM). The Registrant offers consumers comprehensive product variety and outstanding freshness and quality in perishables, at competitive prices, from modern and convenient facilities. The Registrant also operates 100 pharmacies within the Registrant's supermarkets and combination stores.

Of the Registrant's 101 supermarkets in the northeastern region of the United States, more than 75% are either new or have been expanded or relocated in the past 10 years. During this period, a number of smaller outdated facilities have been closed or sold.

The Registrant operates 47 supermarkets located in Virginia, North Carolina and South Carolina. Eighteen of these stores were acquired by the Registrant in July 1994, six were acquired in September 1995 and twenty-three were newly constructed during 1995, 1996 and 1997. These stores range in size from 16,300 to 48,700 square feet of selling area.

The Registrant operates 113 combination stores with selling areas ranging from 22,300 to 61,700 square feet. These combination stores offer under one roof the traditional all-department supermarket, together with other services and expanded lines of general merchandise.

On January 16, 1998, the Registrant announced that it would close seven non-core stores, two in South Carolina, four in North Carolina and one in Virginia. These closings have occurred as of this filing.

In 1998, the Registrant expects to open several new stores in New York, New Hampshire, North Carolina and Virginia and will expand or relocate a number of others.

The following tables set forth certain statistical information regarding the Registrant's operations at the dates indicated:

                                            FISCAL YEAR
NUMBER OF STORES       1993         1994       1995        1996       1997


      Beginning          93           93        118         134        139
      Opened              4           10         13          13         15
      Closed             (4)          (5)        (3)         (7)        (6)
      Sold                0            0          0          (1)         0
      Acquired            0           20          6           0          0
      Ending             93          118        134         139        148


AVERAGE SQUARE FEET
  OF SELLING AREA
  PER STORE          29,800       30,100     31,100      32,300     33,400

TOTAL SQUARE FEET
 OF SELLING AREA  2,771,000    3,547,000  4,166,000   4,490,000  4,947,130

As illustrated by the foregoing tables, the Registrant has continued to expand its food store operations.

During 1997, net selling square footage increased 10.2%. The Registrant opened ten new food stores with selling areas ranging from 32,600 square feet to 40,800 square feet, relocated five existing stores to larger, new facilities and closed one store temporarily while it is being expanded.

During 1998, the Registrant expects to open eight new food stores, three of which will be located in the northeastern market area and five in the Southeast. The new stores will range from 32,000 square feet to 39,000 square feet of selling area. Also in the Southeast, the Registrant will relocate two of its existing stores to new facilities and close seven stores that have limited opportunity for profitable growth. It is expected that net retail selling area will increase approximately 4.2% in 1998.

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

In the Boston, Massachusetts, market the Registrant is evaluating a home shopping service called Hannaford's HomeRuns(R). Consumers shop from a catalog, placing their order via phone, fax or the Internet. Orders are selected at a dedicated fulfillment center and delivered the next day. Prices are competitive with those in local supermarkets, and there is no delivery charge on orders over $60.

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

During 1997, the Registrant completed the conversion of its primary private brand from "Shop 'n Save(R)" to "Hannaford(R)".

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

At the retail level, the Registrant's supermarkets are in direct competition with regional, national and local food and drug chains, as well as "supercenters", some of which have greater resources than the Registrant, and with other independent operators. In addition, certain of the independent stores served by the Registrant as wholesale customers are located in the same trade areas as the Registrant's own stores.

In its wholesale operations, the Registrant directly competes with other regional wholesalers, some of which supply franchised retail outlets. The loss of any one or a few of the wholesale customers would not have a materially adverse effect on the Registrant. Wholesale sales are not material.

No material expenditures were made during fiscal 1995, 1996 or 1997 on research activities relating to new or improved products, services or techniques.

The Registrant does not foresee that material capital outlays will be needed nor that material increases in operating expenses will be incurred for the purpose of compliance with any statutory requirement respecting environmental quality.

As of January 3, 1998, the Registrant had approximately 7,500 full-time and 14,900 part-time employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

Neither the Registrant nor any of its subsidiaries engages in any operations in foreign countries, nor is a material portion of sales and revenues derived from retail customers in foreign countries.

ITEM 2.  PROPERTIES

The Registrant owns 59 of its 148 food stores and leases the remaining 89 locations. It owns all 4 of its distribution facilities and leases its general office facility in Scarborough, Maine. The Registrant's properties are located in Maine, New Hampshire, Vermont, northern Massachusetts, eastern upstate New York, southern Virginia, North Carolina and northeastern South Carolina. The Registrant believes that its properties are well maintained and are appropriate for its business needs.

The number of stores and facilities operated and the square feet of space at January 3, 1998, consisted of:


                                                 SQUARE       SQUARE FOOTAGE
                                                FOOTAGE           SELLING
                                 UNITS         GROSS AREA           AREA
                                                      (in thousands)

    Stores                        148             6,915            4,947
    Distribution and
      administrative facilities     5             1,860              --
          Total                   153             8,775            4,947


The following table sets forth expiration dates of leased facilities, assuming exercise of all renewal options:

                   LEASE                                 ADMINISTRATIVE
                EXPIRATION          FOOD STORES            FACILITIES

                 1998-2007                4
                 2008-2017                4
                 2018-thereafter         81                   1
                                         89                   1


Further information concerning the Registrant's distribution facilities appears under Item 1 at pages 5-6 above, which information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings, including ordinary routine litigation incidental to the business, to which the Registrant is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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

HUGH G. FARRINGTON           53      President                    09/30/77
                                     Chief Executive Officer

Mr. Farrington was elected President in 1984 and designated Chief Executive Officer in 1992. He had held the position of Chief Operating Officer from 1984 to 1992. He had been Executive Vice President from 1981 until his election as President. He has been employed by the Registrant in various operating, supervisory and executive capacities since 1968.

RICHARD A. ANICETTI          40      Senior Vice President &      08/10/94
                                     General Manager,
                                     Southeast Operations

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

                                                         SERVED AS AN EXECU-
NAME                        AGE        POSITION          TIVE OFFICER SINCE:

PAUL A. FRITZSON             44      Senior Vice President,       01/02/92
                                     Marketing, Merchandising
                                     & Distribution

Mr. Fritzson was elected Senior Vice President, Marketing, Merchandising and Distribution in December 1995. He had been Senior Vice President, Marketing since 1994, Vice President - Marketing from 1992 to 1994 and Vice President, General Merchandise from 1990 to 1992. He had served previously in various staff and merchandising capacities since 1978.

THOMAS B. FURBER             36      Vice President               05/12/97

Mr. Furber was elected Vice President in December 1995. He has been employed by the Registrant in various management capacities since June 1990.

ANDREW P. GEOGHEGAN, ESQ.    47      Senior Vice President,       09/14/87
                                     Secretary & General Counsel

Mr. Geoghegan was elected Senior Vice President, Secretary and General Counsel in May 1996. He joined the Registrant as Vice President, General Counsel in September 1987. He was elected Secretary in 1992. From 1979 to 1987 he was in private law practice with the firm of Kassoy, Lopez & Geoghegan Law Corporation, Beverly Hills, California, specializing in corporate, tax and real estate law.

RONALD C. HODGE              50      Senior Vice President,       08/10/94
                                     Northeast Operations

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

                                                         SERVED AS AN EXECU-
NAME                        AGE        POSITION          TIVE OFFICER SINCE:

BLYTHE J. MCGARVIE           41      Senior Vice President,       11/14/94
                                     Chief Financial Officer

Ms. McGarvie was elected Senior Vice President and designated Chief Financial Officer in May 1995. She joined the Registrant as Senior Vice President - Finance in November 1994. From 1991 to 1994 she was Chief Administrative Officer for the Pacific Rim Group of Sara Lee Corporation. From 1985 to 1991 she was employed by Kraft General Foods in various finance positions.

LARRY A. PLOTKIN             47      Senior Vice President,       10/06/81
                                     Corporate Development

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

MICHAEL J. STROUT            43      Senior Vice President,       12/19/94
                                     Human Resources

Mr. Strout rejoined the Registrant as Senior Vice President, Human Resources in December 1994. From 1990 through 1994 he was Vice President - Human Resources and later Senior Vice President - Human Resources at Tops Markets, Inc., Buffalo, New York. From 1985 to 1990 Mr. Strout had been employed by the Registrant in various Human Resource management positions.

ANDREW N. WESTLUND           45      Vice President,              10/04/92
                                     Distribution

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

                                    Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Registrant has been listed on the New York Stock Exchange since July 18, 1986. The following table sets forth the dividends per share and the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes during each quarter of 1996 and 1997.



                                                                 QUARTERLY
                                         SALE PRICE              DIVIDENDS
                                    HIGH               LOW       PER SHARE

1st Quarter, 1996                 $29.375           $23.000        .120
2nd Quarter, 1996                  33.125            27.000        .120
3rd Quarter, 1996                  34.250            30.000        .120
4th Quarter, 1996                  34.000            29.875        .120

1st Quarter, 1997                 $36.000           $33.125        .135
2nd Quarter, 1997                  36.250            30.500        .135
3rd Quarter, 1997                  37.000            32.750        .135
4th Quarter, 1997                  44.125            34.563        .135




There are approximately 17,000 record holders of the Common Stock. Fiscal 1997 was the forty-ninth consecutive year that dividends were paid on the Common Stock and the thirty-fifth consecutive year that the aggregate dividend paid per share (after adjusting for stock splits) has increased.
On February 13, 1998, the Board of Directors voted to increase the quarterly dividend to $.15 per share for the dividend due to be paid on March 26, 1998. Future dividends will depend on the Registrant's earnings and financial condition.

Item 6.  Selected Financial Data
                                                                                    FISCAL YEAR
                                                               1997         1996         1995         1994        1993
                                                                         (In thousands except per share amounts)
EARNINGS STATEMENT DATA:
Sales and other revenues.................................    $3,226,433  $2,957,559   $2,568,061   $2,291,755   $2,054,889
Cost of sales............................................     2,427,287   2,242,784    1,951,248    1,728,499    1,543,932

Gross margin.............................................       799,146     714,775      616,813      563,256      510,957
Selling, general and administrative expense..............       635,355     568,033      481,017      437,548      399,437
Impairment loss..........................................        39,950           -            -            -            -

Operating profit.........................................       123,841     146,742      135,796      125,708      111,520
Interest expense, net....................................        26,425      22,204       19,368       21,360       19,337

Earnings before income taxes.............................        97,416     124,538      116,428      104,348       92,183
Income taxes.............................................        37,769      49,333       46,227       42,060       37,578
Earnings before cumulative effect
  of change in accounting principle......................        59,647      75,205       70,201       62,288       54,605
  Cumulative effect of accounting change.................             -           -            -            -        2,100
Net earnings.............................................    $   59,647  $   75,205   $   70,201   $   62,288   $   56,705
Per common share:
   Earnings before cumulative effect of accounting change    $     1.41  $     1.78   $     1.67   $     1.50   $     1.33
   Cumulative effect of accounting change................             -           -            -            -          .05
   Basic earnings per share..............................    $     1.41  $     1.78   $     1.67   $     1.50   $     1.38
   Diluted earnings per share............................    $     1.40  $     1.76   $     1.66   $     1.49   $     1.37
   Cash dividends........................................    $      .54  $      .48   $      .42   $      .38   $      .34

                                                               January     December     December     December     January
                                                               3, 1998     28, 1996     30, 1995     31, 1994     1, 1994
BALANCE SHEET DATA:                                              (Dollar amounts in thousands except per share data)
Working capital..........................................    $   20,873  $   21,796   $   23,512   $   42,707   $  118,830
Total assets.............................................     1,227,190   1,183,727      961,830      877,605      795,355
Current maturities:
   Long-term debt........................................        18,155      14,213       11,246       14,409        7,180
   Obligations under capital leases......................         1,873       1,775        1,467        1,382        1,412
Long-term debt, excluding current maturities.............       235,850     227,525      150,648      153,687      156,716
Obligations under capital leases, excluding current
  maturities.............................................        75,687      75,198       69,747       69,552       58,835
Redeemable preferred stock of a subsidiary...............             -           -            -            -        1,883
Shareholders' equity.....................................       601,029     569,156      518,677      454,475      396,715
Book value per share.....................................    $    14.22  $    13.46   $    12.26   $    10.88   $     9.63


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

RESULTS OF OPERATIONS

Overview

In 1997, the Company achieved increased sales of 9.1%. The increased sales were achieved by expanding supermarket selling area by 10.2%, a 2.3% increase in comparable store sales and an extra week of operations in the current year. Fiscal year 1997 contained 53 weeks of operations as compared to 52 weeks in 1996. A pre-tax, non-cash accounting charge of $40 million was recorded in the fourth quarter of 1997. Most of this charge related to a write-down in the value of assets, including goodwill, in certain southeastern stores (Note 4). Consolidated net earnings for fiscal 1997 amounted to $60 million, down 20.7% from last year's $75 million. Before the accounting charge, consolidated earnings for 1997 were $84 million or an increase of 12.2% over 1996 earnings.

The following table sets forth for the years indicated the percentages which selected items in the consolidated statements of earnings are to sales and other revenues and the percentage change in the dollar values of such items as compared to the indicated prior year:

   PERCENTAGE OF SALES                               YEAR-TO-YEAR PERCENTAGE
    AND OTHER REVENUES                               CHANGE IN DOLLAR VALUES
EXCEPT PER SHARE AMOUNTS                            FISCAL 1997  FISCAL 1996
       FISCAL YEAR                                  COMPARED TO  COMPARED TO
  1997     1996      1995                           FISCAL 1996  FISCAL 1995

  100.0%   100.0%   100.0%  Sales and other revenues       9.1%      15.2%

   24.8     24.2     24.0   Gross margin                  11.8       15.9

                            Selling, general and
   19.7     19.2     18.7     administrative expenses     11.9       18.1
    1.3        -        -   Impairment loss                  -          -

    3.8      5.0      5.3   Operating profit             (15.6)       8.1

    0.8      0.8      0.8   Interest expense, net         19.0       14.6

    3.0      4.2      4.5   Earnings before income taxes (21.8)       7.0

    1.2      1.7      1.8   Income taxes                 (23.4)       6.7

    1.8%     2.5%     2.7%  Net earnings                 (20.7)       7.1


  $1.41    $1.78    $1.67   Basic earnings per share     (20.8)       6.6

  $1.40    $1.76    $1.66   Diluted earnings per share   (20.5)       6.0

  $ .54    $ .48    $ .42   Cash dividends                12.5       14.3

Sales

Sales and other revenues rose 9.1% in 1997, to $3,226 million, an increase of $269 million over 1996 results. Sales from supermarkets that were open in both periods presented, adjusted to exclude the 53rd week ("identical store sales"), increased $11 million or 0.4%. Additional supermarket sales of $248 million resulted from the net impact of new, expanded, relocated and closed stores coupled with the 53rd week of operations in 1997. Fiscal year 1997 contained 53 weeks of operations as compared to 52 weeks in 1996. This additional week accounted for approximately $58 million of the 1997 sales increase. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $10 million. Comparable store sales, which include results from expanded and relocated stores on a 52-week basis in both years presented, increased 2.3% in 1997.

Identical store sales, adjusted to exclude the 53rd week, were down 0.2% in the fourth quarter of 1997, while comparable store sales were up 1.6% in the quarter. The Company attributes a portion of the identical store sales decline in the last quarter to a very low inflation rate in food prices, the current competitive environment and a decrease in the availability of food stamps.

In 1996, sales and other revenues were $2,958 million, an increase of $390 million or 15.2% over 1995 results. Retail sales increased $372 million or 15.0%. Identical store sales reflected an increase of 2.5%. Other sales and revenues, which include trucking, wholesale, real estate and miscellaneous retail operations, increased $18 million in 1996.

Gross Margin

Gross margins increased in 1997 to 24.8% of sales and other revenues in comparison to 24.2% in 1996. The 1997 increase is the result of improved selling margins in certain of the Company's marketing territories coupled with better operations in the Southeast, including the Company's new distribution facility which began product delivery in November 1996. The Company continues to focus on maintaining a competitive pricing strategy.

Gross margins increased in 1996 to 24.2% of sales and other revenues in comparison to 24.0% in 1995.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 19.7% of sales and other revenues in 1997 as compared to 19.2% in 1996. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, increased as a percentage of sales in the current year. In addition to rising payroll costs, the 1997 increase reflects higher advertising costs and depreciation charges. The increases in these components of selling, general and administrative expenses reflect the high level of store openings in 1997 coupled with the continuing costs of establishing the Company's position in the Southeast.

Selling, general and administrative expenses increased to 19.2% of sales and other revenues in 1996 as compared to 18.7% in 1995. This increase is principally the result of additional costs of establishing the Company's position in its southeastern markets.

Impairment Loss

The Company recorded a non-cash charge of $40 million in the fourth quarter of fiscal 1997 (Note 4). Expressed as a percentage of sales the impairment loss was 1.3% of sales and other revenues. Approximately $24 million of the impairment loss relates to supermarket assets and related costs for seven southeastern stores in non-core markets that were closed in January 1998. The remaining $16 million relates to supermarket assets which will continue to be used in the operations of the Company.

Interest Expense, Net

Net interest expense expressed as a percentage of sales and other revenues was 0.8% in all years presented.

Net interest expense in 1997 was $26 million, an increase of 19.0% from 1996 net interest expense of $22 million. This increase is primarily the result of an increase of average debt levels coupled with a decrease in invested cash which is reflected as a decrease in interest income.

Net interest expense in 1996 was $22 million, an increase of 14.6% from 1995 net interest expense of $19 million. This increase is primarily the result of an increase in average debt levels coupled with a decrease in invested cash.

Income Taxes

The provision for income taxes includes both federal and state income taxes. The effective tax rate decreased in 1997 to 38.8% from 39.6% in 1996 and 39.7% in 1995. These lower effective tax rates are the result of reductions in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for 1998 and thereafter to be in the 37.8% to 38.2% range.

Net Earnings and Earnings Per Common Share

Net earnings decreased 20.7% in 1997 to $60 million or 1.8% of sales and other revenues, a decrease of $15 million from 1996 net earnings of $75 million or 2.5% of sales and other revenues. This decrease is primarily the result of the impairment loss that was booked in the fourth quarter of 1997. Before the impairment loss, net earnings for 1997 would have been $84 million, an increase of 12.3% over the $75 million reported in 1996. This increase is the result of increased sales and gross margin, partially offset by an increase in selling, general and administrative expenses.

Net earnings for the fourth quarter of 1997 were $1 million, a decrease of 93.5% over 1996 fourth quarter net earnings of $21 million. Basic earnings per common share exhibited a similar percentage decrease to $.03 for the fourth quarter of 1997 versus $.50 for the fourth quarter of 1996. This decrease is the result of the impairment loss. Before the impairment loss, net earnings were $26 million, an increase of 23.8% over the $21 million reported in 1996 and basic earnings per share were $.62, an increase of 24.0% over the $.50 reported in 1996.

Net earnings increased 7.1% in 1996 to $75 million or 2.5% of sales and other revenues, an increase of $5 million from 1995 net earnings of $70 million or 2.7% of sales and other revenues. This increase is the result of increased sales and gross margin, partially offset by an increase in selling, general and administrative expenses.

Basic earnings per common share in 1997 were $1.41 as compared to $1.78 in 1996, a decrease of 20.8%. Diluted earnings per common share (Note 1J) were $1.40 in 1997, a decrease of 20.5% from $1.76 reported for 1996. Before the impairment charge, basic earnings per common share would have been $2.00 as compared to $1.78 in 1996, an increase of 12.4%. Management estimates that the extra week of operations in the fourth quarter of 1997 increased net earnings by approximately $.04 per share. The Company is evaluating a home shopping service in the Boston, Massachusetts market called Hannaford's HomeRuns(R). This service generated a net loss of approximately $.11 per share in 1997 and $.05 per share in 1996. Management will continue to evaluate this business venture in 1998.

Basic earnings per common share in 1996 were $1.78 as compared to $1.67 in 1995, an increase of 6.6%. Diluted earnings per common share were $1.76 in 1996 as compared to $1.66 in 1995, an increase of 6.0%.

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

During 1997, the Company accelerated its task of addressing the Year 2000 technology application issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or miscalculations, causing disruptions of operations. Management has developed a comprehensive Year 2000 compliance plan and initiated its implementation. The Company currently anticipates that this comprehensive program will be successfully completed in order to minimize any business interruptions resulting from this issue. The Company currently expects that its cost to complete this work will not be material to the Company's financial results.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Measures of liquidity for each of the last three fiscal years are as follows:
                                            (Dollars in millions)
                                  January 3,    December 28,   December 30,
                                     1998           1996           1995

Cash and cash items                  $58            $43            $ 7
Working capital (FIFO inventory)     $39            $39            $39
Unused lines of revolving credit     $54            $48            $64
Unused lines of short-term credit    $30            $35            $44
Current ratio (FIFO inventory)       1.15           1.16           1.23

The Company continued to maintain a strong capital position at the end of fiscal 1997. Cash and cash items increased $15 million to $58 million at the end of the year. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At January 3, 1998, the Company had $38 million outstanding on its revolving lines of credit. The Company is in a solid financial position to carry out its current expansion and growth plans in 1998.

In February 1996, the Company authorized a program to repurchase up to $75 million in shares of Hannaford common stock over three years. The program authorizes purchases on the open market and through privately negotiated transactions. Shares repurchased by the Company are held as treasury shares and are available to the Company for use in funding its stock based benefit plans, and when authorized, for other corporate purposes. In 1997, the Company reacquired approximately 400,000 shares at a cost of $14 million, all of which were used to fund issuances under stock-based benefit plans.

Cash Flows from Operating Activities

Cash provided by operating activities was $190 million in 1997, a decrease of $11 million from the $201 million provided in 1996. This decrease is primarily attributable to a reduction in cash flows provided by net working capital items partially offset by an increase in depreciation and amortization. The impairment loss was a non-cash charge. Although it impacted certain components of cash flows from operating activities, it has no net impact on cash provided by operating activities.

Cash provided by operating activities was $201 million in 1996, an increase of $63 million over the $138 million provided in 1995. This increase is primarily attributable to an overall decrease in net working capital items coupled with improved results of operations and higher depreciation and amortization. Inventories increased $34 million when comparing December 28, 1996 with December 30, 1995. This increase is attributable to additional retail inventory in new stores coupled with higher warehouse inventory due to the opening of the Company's new distribution facility in the Southeast. Accounts payable, accrued expenses and other liabilities increased $78 million over the same period reflecting the overall growth of the Company's operations.

Cash Flows from Investing Activities

Cash used in investing activities decreased $60 million during 1997 to $157 million from $217 million in 1996. This decrease is primarily the result of the Company's reduced capital investment in 1997 as evidenced by the construction of a new distribution facility in the Southeast in 1996. Capital investments totaled $168 million in 1997 and were composed of $153 million in additions to property, plant and equipment, $10 million in deferred charges and computer software costs and $5 million in non-cash capital lease additions. These 1997 capital investments were primarily composed of costs incurred in building and equipping new and expanded supermarkets and in improvements necessary to maintain current facilities and systems.

Net retail selling space for supermarkets increased 10.2% in 1997 to 4,947,000 square feet at year-end, an increase of 457,000 square feet over 1996 year-end sales area. The Company opened seventeen supermarkets including ten new stores, five relocations and two expansions, and temporarily closed one supermarket as it undergoes a substantial expansion. A number of 1997 supermarket construction starts will not be completed until 1998.

The number of supermarkets and square footage of selling area at year-ends 1997, 1996 and 1995 are summarized below:

                                 SUPERMARKETS
                         Number of         Square Footage
                           Units            Selling Area

           1997            148                4,947,000
           1996            139                4,490,000
           1995            134                4,166,000

Newly constructed supermarkets in 1997, together with their square footage of selling area, are listed below:
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

During January 1998, the Company closed seven southeastern stores in non-core markets with limited opportunity for profitable growth. These closures will allow the Company to focus on its key southeastern market regions in 1998. The Company plans to invest approximately $50 million in new and remodeled stores in its key southeastern markets in 1998.

Cash used in investing activities increased $59 million during 1996 to $217 million from $158 million in 1995. This increase is primarily the result of the Company's increased capital investment in 1996. Total capital investments totaled $231 million in 1996 and were composed of $215 million in additions to property, plant and equipment, $8 million in deferred charges and computer software costs and $8 million in non-cash capital lease additions. These 1996 capital investments were primarily composed of costs incurred in building and equipping new and expanded supermarkets and in the construction of a new distribution facility in the Southeast. The distribution facility, located in Butner, North Carolina, began shipping product in November 1996.

Cash Flows from Financing Activities

Cash used in financing activities was $17 million in 1997 as compared to $51 million of cash provided by financing activities in 1996. This decrease in cash flows of $68 million is principally the result of reduced proceeds from the issuance of long-term debt. During 1997, the Company received $20 million of proceeds from a senior uncollateralized debt financing and $7 million of proceeds from borrowings on its revolving lines of credit.
During 1996, the Company received $75 million of proceeds from a senior uncollateralized debt financing and $31 million of proceeds from borrowings on its revolving line of credit. In 1997, the Company made payments of $14 million on its long-term debt as compared to $29 million in 1996. This decrease of $15 million is the result of the Company, during 1996, utilizing a portion of its long-term debt proceeds to repay $11 million on its revolving lines of credit. In 1997, the Company purchased 400,000 shares of common stock at a cost of $14 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. These amounts were offset by proceeds of $10 million received during 1997 from the issuance of approximately 399,000 shares of treasury stock. The Company paid $23 million in dividends to common shareholders in 1997.

Quarterly cash dividends declared during 1997 totaled $.54 per common share, an increase of 12.5% over the $.48 per share declared during 1996. This was the thirty-fifth consecutive year that the aggregate dividend paid per common share, after adjustment for stock splits and stock dividends, has increased. Common stock dividend payments in 1997 represented 27.3% of net earnings available to common shareholders before the impact of the non-cash impairment loss. In February 1998, the Company declared an increased quarterly dividend on its common stock of $.15 per share, payable March 26, 1998. The new quarterly dividend of $.15 per share represents an increase of 11.1% over the $.135 per share paid in each quarter of 1997.

Cash provided by financing activities was $51 million in 1996, an increase of $66 million from the $15 million of cash used in financing activities in 1995. This increase is the result of proceeds from the issuance of long-term debt partially offset by payments of long-term debt and purchases of treasury stock.

1998 Capital Program

Total capital expenditure commitments are projected to be in excess of $140 million in 1998, primarily for new store constructions, store relocations and expansions, equipment, vehicles and other asset expenditures. During 1998, this program will be subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 4% during 1998. Excluding the impact of the seven closed supermarkets, the Company's expansion program would yield an increase in retail square footage of approximately 8% during 1998. A number of projects scheduled to start in 1998 will not be completed until 1999.
The 1998 capital program is expected to be financed by internally generated funds, long-term debt and leases.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or statements made by its associates may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Company's expected future tax rates, Year 2000 technology application issue, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

(1) Hannaford's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations particularly in perishable categories, changes in product mix or the use of promotional items, both of which may affect pricing strategy, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general or regional economic conditions are all factors which could adversely affect sales projections. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases in interest rates or the Company's cost of borrowing, increases in labor rates due to low unemployment or other factors, unanticipated costs related to the opening and closing of stores or the inability to control various expense categories.

(2) Hannaford's future growth is dependent on its ability to expand its retail square footage. Increases in interest rates or the Company's cost of capital, the unavailability of funds for capital expenditures and the inability to develop new stores or convert existing stores as rapidly as planned are all risks to the Company's projected future expansion.

(3) Adverse determinations with respect to pending or future litigation or other material claims against Hannaford could affect actual results.

(4) The costs of the Year 2000 issue and its action plan are management's best estimates, which were derived using assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannaford Bros. Co. and Subsidiaries as of January 3, 1998 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.



s/Coopers & Lybrand


Portland, Maine
January 21, 1998

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                      (In thousands)
                                               January 3,       December 28,
                                                  1998              1996

Current assets:
    Cash and cash items                        $   57,663        $   42,505
    Accounts receivable, net                       14,918            17,384
    Inventories (note 1C)                         188,767           191,658
    Prepaid expenses                                7,801             5,834
    Deferred income taxes (note 8)                  6,912             4,589
       Total current assets                       276,061           261,970

Property, plant and equipment, net
    (notes 1D, 2 and 4)                           777,909           723,176

Leased property under capital leases, net
    (note 3)                                       58,516            59,918

Other assets:
    Goodwill, net (notes 1F and 4)                 67,552            95,654
    Deferred charges, net (note 1G)                28,724            26,332
    Computer software costs, net (note 1H)         16,551            13,658
    Miscellaneous assets                            1,877             3,019
       Total other assets                         114,704           138,663

                                               $1,227,190        $1,183,727




See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (In thousands except share amounts)
                                                January 3,    December 28,
                                                   1998           1996
Current liabilities:
   Current maturities of long-term debt (note 2) $   18,155     $   14,213
   Obligations under capital leases (note 3)          1,873          1,775
   Accounts payable                                 182,252        177,895
   Accrued payroll                                   25,526         22,554
   Other accrued expenses                            24,553         21,205
   Income taxes                                       2,829          2,532
      Total current liabilities                     255,188        240,174

Deferred income tax liabilities (note 8)             18,265         23,757

Other liabilities                                    41,171         47,917

Long-term debt (note 2)                             235,850        227,525

Obligations under capital leases (note 3)            75,687         75,198

Shareholders' equity (notes 5 and 7):

   Class A Serial Preferred stock, no par,
     authorized 2,000,000 shares                          -              -
   Class B Serial Preferred stock, par value
     $.01 per share, authorized 28,000,000 shares         -              -
   Common stock, par value $.75 per share:
     Authorized 110,000,000 shares;
     January 3, 1998: Issued 42,338,316
     shares, outstanding 42,279,483 shares.
     December 28, 1996: Issued, 42,338,316
     shares, outstanding 42,280,695 shares.          31,754         31,754
   Additional paid-in capital                       115,130        119,399
   Preferred stock purchase rights                      423            423
   Retained earnings                                456,063        419,459
                                                    603,370        571,035
   Less common stock in treasury
     (January 3, 1998: 58,833 shares at cost,
     December 28, 1996: 57,621 shares at cost)        2,341          1,879
        Total shareholders' equity                  601,029        569,156
                                                 $1,227,190     $1,183,727

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                     (In thousands except per share amounts)
                                                     FISCAL YEAR
                                           1997         1996        1995

Sales and other revenues                $3,226,433   $2,957,559  $2,568,061
Cost of sales                            2,427,287    2,242,784   1,951,248

Gross margin                               799,146      714,775     616,813
Selling, general and administrative
  expenses                                 635,355      568,033     481,017
Impairment loss (note 4)                    39,950            -           -

Operating profit                           123,841      146,742     135,796

Interest expense, net (notes 1I and 2)      26,425       22,204      19,368

Earnings before income taxes                97,416      124,538     116,428

Income taxes (note 8)                       37,769       49,333      46,227

   Net earnings                         $   59,647   $   75,205  $   70,201

Per share of common stock (note 1J):

   Basic earnings per share             $     1.41   $     1.78  $     1.67

   Diluted earnings per share           $     1.40   $     1.76  $     1.66

   Cash dividends                       $      .54   $      .48  $      .42


See accompanying notes to consolidated financial statements.

                       HANNAFORD BROS. CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                             (In thousands)

                                                           ADDITIONAL
                                           COMMON STOCK     PAID-IN   PREFERRED STOCK  RETAINED  TREASURY STOCK
                                          SHARES   AMOUNT   CAPITAL   PURCHASE RIGHTS  EARNINGS   SHARES  AMOUNT
Balance, December 31, 1994                41,779   $31,335 $110,669       $418        $312,053

     Net earnings                                                                        70,201
     Cash dividends:
       Common stock                                                                     (17,693)
     Preferred stock purchase rights                                          5              (5)
     Shares issued to certain shareholders
       per agreement                         132        99     3,376
     Shares issued under employee
       benefit plans                         387       290     7,929

Balance, December 30, 1995                42,298    31,724   121,974        423         364,556

     Net earnings                                                                        75,205
     Cash dividends:
       Common stock                                                                     (20,302)
     Shares issued to certain shareholders
       per agreement                          20        15       484
     Shares issued under employee
       benefit plans                          20        15    (3,059)                             410  $12,250
     Treasury stock purchases                                                                    (468) (14,129)

Balance, December 28, 1996                42,338    31,754   119,399        423         419,459  ( 58)  (1,879)

     Net earnings                                                                        59,647
     Cash dividends:
       Common stock                                                                     (23,043)
     Shares issued under employee
       benefit plans                                          (4,269)                             399   13,917
     Treasury stock purchases                                                                    (400) (14,379)

Balance, January 3, 1998                  42,338   $31,754  $115,130       $423        $456,063   (59) ($2,341)

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (In thousands)
                                               1997      1996      1995
Cash flows from operating activities:
  Net income                                 $ 59,647  $ 75,205  $ 70,201
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Impairment loss                           39,950         -         -
     Depreciation and amortization             93,953    77,420    69,016
     Decrease (increase) in inventories         2,891   (33,689)  (25,545)
     Decrease (increase) in receivables and
      prepayments                                 599      (805)   (1,196)
     Increase in accounts payable,
      accrued expenses and other liabilities      440    77,889    27,821
     Increase (decrease) in income
      taxes payable                               297     2,532    (5,409)
     Increase (decrease) in deferred taxes     (7,815)    2,523     2,279
     Other operating activities                  (446)       96     1,059
        Net cash provided by
         operating activities                 189,516   201,171   138,226

Cash flows from investing activities:
  Acquisition of property, plant
   and equipment                             (152,862) (215,067) (133,587)
  Sale of property, plant and equipment, net    6,143     5,958     2,607
  Increase in goodwill and deferred charges    (4,054)   (1,930)  (22,599)
  Increase in computer software costs          (6,205)   (5,933)   (4,130)
        Net cash used in investing
         activities                          (156,978) (216,972) (157,709)

Cash flows from financing activities:
  Principal payments under capital
   lease obligations                           (1,788)   (1,493)   (1,404)
  Proceeds from issuance of long-term debt     26,600   106,500    11,400
  Payments of long-term debt                  (14,418)  (28,994)  (18,452)
  Issuance of common stock                      9,648     9,707    11,694
  Purchase of treasury stock                  (14,379)  (14,129)        -
  Dividends paid                              (23,043)  (20,302)  (17,693)
        Net cash provided by (used in)
         financing activities                 (17,380)   51,289   (14,455)

Net increase (decrease) in cash and
  cash items                                   15,158    35,488   (33,938)
Cash and cash items at beginning of year       42,505     7,017    40,955
Cash and cash items at end of year           $ 57,663  $ 42,505  $  7,017

See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information

    Cash paid during the year for:
                                                      (In thousands)

                                                1997       1996       1995

       Interest (net of amount capitalized,
         $3,463 in 1997, $3,357 in 1996 and
         $2,529 in 1995)                      $26,396    $22,765    $21,986

       Income taxes                            41,202     42,577     49,254

Supplemental disclosure of noncash investing and financing activities

    Capital lease obligations totalling $4,550,000, $7,652,000 and $1,997,000 were incurred during 1997, 1996 and 1995, respectively, when the Company entered into real estate leases.

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

B.  PRINCIPLES OF CONSOLIDATION

The Company's fiscal year ends on the Saturday closest to December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of January 3, 1998, for fiscal year 1997 (53 weeks), December 28, 1996, for fiscal year 1996 (52 weeks) and December 30, 1995, for fiscal year 1995 (52 weeks). All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

C.  INVENTORIES

Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market.
Approximately 84% of inventories were valued using the LIFO method in 1997 as compared to 71% in 1996. The LIFO method was elected in 1997 for the majority of inventories in the Company's southeastern operations. Other inventories are stated at the lower of cost (first-in, first-out) or market. The current cost of groceries, general merchandise and pharmaceuticals exceeded the LIFO valuation by $18,037,000 at January 3, 1998 and $17,076,000 at December 28, 1996.

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

  AVERAGE
DEPRECIATION                                             (In thousands)
   RATE                                              1997           1996
    3%       Land and improvements               $  129,752     $  117,218
    3%       Buildings                              279,310        252,228
   13%       Furniture, fixtures and equipment      454,564        404,725
    4%       Leasehold interests and improvements   277,560        245,490
             Construction in progress                29,124         31,850
                                                  1,170,310      1,051,511
             Less accumulated depreciation
             and amortization                       392,401        328,335
                                                 $  777,909     $  723,176

E.  STORE OPENING COSTS

The noncapital expenditures incurred in opening new stores or remodelling existing stores are expensed in the year in which they are incurred.

F.  GOODWILL

Goodwill, which represents the excess of costs of assets acquired over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over various periods not exceeding 20 years. The Company evaluates, on an ongoing basis, the carrying value of goodwill and will make a specific provision when impairment is identified (Note 4). Goodwill amortization expense charged to operations was $5,534,000 in 1997, $5,140,000 in 1996 and $4,448,000 in 1995.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

G.  DEFERRED CHARGES

Deferred charges consist primarily of costs of obtaining new store sites, covenants-not-to-compete, tradenames and initial direct lease costs. Costs of obtaining new store sites, if ultimately developed, are capitalized and depreciated over the estimated useful lives of the related assets. Other intangible assets acquired in connection with acquisitions are amortized on the straight-line method over periods ranging from five to ten years. Lease costs are amortized on the straight-line method over the base lease term.

Amortization expense related to these deferred charges was $3,599,000 in 1997, $3,246,000 in 1996 and $5,609,000 in 1995.

H.  CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five years. Amortization expense charged to operations was $3,312,000 in 1997, $2,338,000 in 1996 and $2,448,000 in 1995.

I.  CAPITALIZED INTEREST

The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. Capitalized interest was $3,463,000 in 1997, $3,357,000 in 1996 and $2,529,000 in 1995.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

J.  EARNINGS PER COMMON SHARE

Effective for the 1997 fiscal year, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128 - EARNINGS PER SHARE. The Statement requires dual presentation of basic and diluted earnings per share of common stock on the consolidated statements of earnings. Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. Following is a reconciliation of the dual presentations of earnings per share for the fiscal years presented.

                                     (Amounts in 000's)
                                  NET               COMMON         EARNINGS
                                INCOME              SHARES           PER
                              (NUMERATOR)        (DENOMINATOR)      SHARE

FISCAL 1997

    Basic earnings per share     $59,647             42,287          $1.41
    Dilutive potential shares                           445
    Diluted earnings per share   $59,647             42,732          $1.40

FISCAL 1996

    Basic earnings per share     $75,205             42,298          $1.78
    Dilutive potential shares                           323
    Diluted earnings per share   $75,205             42,621          $1.76

FISCAL 1995

    Basic earnings per share     $70,201             42,092          $1.67
    Dilutive potential shares                           260
    Diluted earnings per share   $70,201             42,352          $1.66

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

    Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's long-term debt, including current maturities, was approximately $254,005,000 at January 3, 1998. The fair value of the long-term debt is estimated to be $259,519,000 at January 3, 1998.

L.  ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130 - REPORTING COMPREHENSIVE INCOME, which requires the separate reporting of all changes to shareholders' equity, and SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that the new standards will not have a material impact to existing financial reporting.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

2.  EXTERNAL FINANCING

At January 3, 1998, the Company had revolving credit lines with several banks totalling $92,000,000 with interest rates determined by different borrowing options including prime, quoted money market or LIBOR plus a premium. At January 3, 1998, there were $38,100,000 of outstanding borrowings under these credit lines with a weighted-average interest rate of 7.0%. The agreements provide for conversion of revolving credit loans to term loans with principal payments due in quarterly installments over a period of four years. The loan agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of working capital, debt and tangible net worth.

The lines require a commitment fee of 0.21% on the unused portion of the line. There are no compensating balances required during the commitment period.

In addition, the Company had unused, uncommitted short-term lines of credit with three banks totalling $36,000,000 at January 3, 1998. Of this amount, approximately $6,100,000 is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

In February 1997, the Company received the proceeds of a $20,000,000 senior uncollateralized debt financing. The term of the debt is 12 years, with an average life of 10 years and an interest rate of 7.41%.

At January 3, 1998, real estate and equipment with a net book value of approximately $84,082,000 served as collateral for debt of approximately $73,648,000.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Net interest expense was as follows:
                                              (In thousands)

                                       1997       1996       1995

Interest on debt                     $20,108    $17,460    $15,302
Capital lease interest                 9,902      9,351      9,105
Capitalized interest                  (3,463)    (3,357)    (2,529)
Interest income                         (122)    (1,250)    (2,510)
                                     $26,425    $22,204    $19,368


Long-term debt consists of the following:

                                                         (In thousands)
                                                        1997         1996

   Uncollateralized senior notes due in varying
   annual installments through 2016 with interest
   from 6.16% to 8.97%.                               $136,250      $123,500

   Collateralized by real estate, due in
   varying installments through 2011 with
   interest from 7.55% to 10.35%                        70,665        75,255

   Uncollateralized revolving credit loans with
   interest from 6.34% to 7.44%                         38,100        31,500

   Collateralized by equipment, due in varying
   installments through 1999 with interest
   from 6.30% to 7.72%.                                  2,983         4,417

   Other                                                 6,007         7,066

                                                       254,005       241,738

   Less current portion                                 18,155        14,213
                                                      $235,850      $227,525

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

The uncollateralized senior note agreements contain certain restrictive covenants, which among other provisions, limit total debt and require minimum levels of tangible net worth.

Maturities of long-term debt at January 3, 1998, are as follows:

                                                    (In thousands)
                              1998                      $ 18,155
                              1999                        20,918
                              2000                        30,215
                              2001                        33,404
                              2002                        25,733
                              2003 and thereafter        125,580
                                                        $254,005

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

The Company's investment in real property under capital leases was as follows:
                                                  (In thousands)
                                               1997            1996

Real property                                $84,494         $83,047
Less accumulated amortization                 25,978          23,129
Net real property under capital leases       $58,516         $59,918

Amortization of property under capital leases was $4,322,000 in 1997, $4,004,000 in 1996 and $3,866,000 in 1995.

Future minimum rental payments under capital lease obligations and operating leases at January 3, 1998, are as follows:
                                                  (In thousands)
                                               CAPITAL      OPERATING
                                                LEASES        LEASES

                      1998                    $ 11,730       $ 20,881
                      1999                      11,934         20,148
                      2000                      12,050         18,442
                      2001                      11,919         17,176
                      2002                      12,147         16,668
                      2003 and thereafter      118,996        176,593

               Total minimum lease payments    178,776       $269,908

               Less:
                 Imputed interest (at rates
                   from 6.50% to 21.13%)       101,216
               Present value of net mini-
                 mum lease payments             77,560
               Less current obligations          1,873
               Long-term obligations          $ 75,687

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $2,406,000 and $7,506,000, respectively, due in the future under noncancellable subleases. They also do not include contingent rentals that may be payable under certain leases.

Total rent expense, net of executory costs, was as follows:

                                               (In thousands)

                                    1997           1996           1995

Capital leases:
   Contingent rentals             $   194        $   169        $   166

Operating leases:
   Minimum rentals                 20,584         19,019         13,847
   Contingent rentals                 714            491            517
   Rentals from subleases          (1,492)          (690)          (222)
                                   19,806         18,820         14,142
                                  $20,000        $18,989        $14,308

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

4.  IMPAIRMENT LOSS

In December 1997, the Company determined that certain of its supermarket assets and identifiable intangibles, including goodwill, were impaired based upon STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 121 - ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. Based on a review of certain Company locations, in considering the expected operating cash flows along with the estimated market value of the assets as if they were to be sold or disposed of, an impairment loss of $39,950,000 was recognized. Approximately $24,000,000 of the asset impairment loss relates to supermarket assets and related costs for stores that were closed in January 1998 and are being held for sale or disposal, and $15,950,000 relates to supermarket assets which will continue to be used in the operations of the Company. Management expects to complete the sale or disposal of the assets relative to the closed supermarkets, whose estimated fair values are approximately $8,987,000, within one year from the dates of closure. In 1997 the operating losses of these closed supermarkets were not material.

Management's estimated future discounted cash flows from these supermarket locations indicated that such cash flows were insufficient to recover the asset carrying values. Therefore, such carrying values were written down to estimated fair value less costs to sell. Under SFAS NO. 121, the potential impairment evaluation is made on an individual supermarket basis and involves considerable management judgment as to the expected future sales and profitability of each individual supermarket. Actual results of these supermarkets may differ from management's estimates.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

5.  CAPITAL STOCK

In December 1997, the Company adopted a Shareholder Rights Plan which will become effective upon the expiration of the Company's existing rights plan on February 4, 1998. The replacement plan is substantially identical to the existing plan, except for modification to the exercise and redemption prices of the new rights, and the term of the rights plan. The terms of the plan provide for a dividend distribution of one right for each share of Hannaford common stock to holders of record at the close of business on February 4, 1998. The rights will become exercisable only in the event an acquiring party (excluding the Sobey Parties under certain circumstances and certain other persons) accumulates 20% or more of Hannaford voting stock, or if a party announces an offer which would result in it owning 30% or more of Hannaford voting stock. The rights will expire on February 4, 2001. Each right will entitle the holder to buy one one-hundredth of a share of a series of junior participating preferred stock of Hannaford at a price of $60. In addition, upon the occurrence of a merger or other business combination, certain self-dealing transactions with an owner of 20% or more of Hannaford voting stock or the acquisition by a person or group of 30% or more of Hannaford voting stock, holders of the rights will be entitled to purchase either participating preferred stock of Hannaford or shares in an "acquiring entity" at half of market value. Hannaford will be entitled to redeem the rights at 1 cent per right any time until the tenth day following the acquisition by an acquiring person or group of a 20% position in its voting stock.

In May 1997, the shareholders of the Company approved an amendment to the Hannaford Bros. Co. Employee Stock Purchase Plan. This amendment increased the total authorized shares for this Plan by an additional 750,000 shares thereby permitting continued use of the Plan during 1997 and future years.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

In May 1996, the Company amended and extended its existing standstill agreement with certain shareholders ("the Sobey Parties"). The amendment extends the term of the standstill agreement to December
31, 1998, subject to automatic renewal for successive one-year periods (but not beyond December 31, 2000) unless by July 31 of a given year either the Company or any of the Sobey Parties gives written notice of an intention not to further extend the term of the standstill agreement. The amendment also made technical changes to the agreement which will allow the Company greater flexibility in the use of common stock to compensate employees and directors and permitted adoption of a new Shareholder Rights Plan through February 4, 2001, on substantially the same terms as the prior Rights Plan. The amendment maintains the Sobey Parties' ownership limit at approximately 25.6% of the Company's voting stock, except in certain circumstances specified by the agreement. Under the agreement, whenever the Company issues shares of voting stock to third parties, the Sobey Parties generally have the right to purchase sufficient shares from the Company to maintain a 25.6% level of ownership. Since 1995 the Company has issued to the Sobey Parties the following shares of common stock pursuant to their purchase rights under the agreement: 1996, 19,600 shares and 1995, 132,000 shares. All sales to the Sobey Parties pursuant to the standstill agreement have been made at market prices. Due to the Company's share repurchase program to fund stock-based benefit plans and the resulting slowdown in the growth of Company shares outstanding, the Sobey Parties purchased no additional shares in 1997.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

6.  EMPLOYEE BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees' length of service and earnings. The Company's policy is to fund the plan based upon legal requirements and tax regulations. Plan assets consist of common stocks, cash and cash equivalents and fixed income investments. At September 30, 1997 and 1996, the plan's measurement dates, the discount rates used in determining the actuarial present values of the projected benefit obligations were 7.50% and 8.25%, respectively; the long-term rate of increase in compensation levels was assumed to be 4.5% in both years. The expected long-term rate of return on plan assets used in determining net pension expense was 10.5% for 1997, 9.5% for 1996, and 9.0% for 1995.

In October 1996, the Board of Directors approved an amendment to the plan which converts it to a cash balance plan. This amendment was effective January 1, 1998, and has resulted in the remeasurement of the plan's projected benefit obligation. The accrued pensions costs as of January 3, 1998 and the net pension expense for the year then ended, reflect the plan's remeasurement.

The components of net pension expense were as follows:

                                                    (In thousands)

                                           1997         1996         1995

Service cost                            $  3,117      $ 4,709      $ 4,248
Interest expense                           5,613        5,155        4,916
Actual return on plan assets             (20,074)      (7,194)      (8,566)
Net amortization and deferral             13,252        1,662        3,769

Net pension expense                     $  1,908      $ 4,332      $ 4,367

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

The following summarizes the funded status of the plan at January 3, 1998 and December 28, 1996:

                                                    (In thousands)
                                                 1997            1996

Actuarial present value of
   benefit obligations:
      Vested benefit obligation                $71,707         $59,828
      Accumulated benefit obligation           $76,474         $63,849

Projected benefit obligation                   $81,942         $68,864
Plan assets at fair value                       88,385          70,391

Plan assets greater than
   projected benefit obligation                 (6,443)         (1,527)

Unrecognized net asset
   at transition                                   308             352

Unrecognized net gain                           13,141           7,359

Unrecognized prior service cost                 (2,611)         (2,895)

Accrued pension cost                           $ 4,395         $ 3,289

The Company also provides certain health care and life insurance benefits for retired employees. The discount rates used to determine the accumulated benefit obligation at September 30, 1997 and 1996, the plan's measurement date, were 7.50% and 8.25%, respectively. A 6.0% annual rate of increase in the per capita costs of covered health care was assumed for 1998, gradually decreasing to 5% by the year 2000. A 1% increase in the assumed rate of increase would not have a material effect on the benefit obligation or expense. The Company does not separately fund this plan.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

The components of postretirement benefit expense were as follows:

                                                  (In thousands)

                                         1997           1996           1995
   Service cost                        $    35        $    70        $    65
   Interest expense                        248            438            530
   Net amortization and deferral           (60)           167            231

        Net periodic postretirement
           benefit expense             $   223        $   675        $   826

The following summarizes the status of the plan at January 3, 1998 and December 28, 1996:
                                                        (In thousands)
                                                     1997           1996
Accumulated benefit obligation:

   Retirees                                       $   2,138       $   3,836
   Actives - eligible to retire                         361             559
   Actives - not eligible to retire                     619             985

        Total obligation                              3,118           5,380

Unrecognized transition obligation                   (8,283)         (8,847)
Unrecognized net gain                                 6,273           5,003
   Accrued postretirement benefit liability       $   1,108       $   1,536

The Company also provides a defined contribution 401(k) plan to substantially all employees. Amounts charged to expense for this plan were $2,916,000 in 1997, $3,076,000 in 1996 and $2,744,000 in 1995. The Company
also administers a supplemental executive retirement plan for which the cost was not significant.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

7. EMPLOYEE STOCK PLANS

The 1985 Incentive Stock Option Plan (the final grants under which expired on May 4, 1996) and the 1988 Stock Plan provide for the granting to officers and other key employees options to purchase common stock at 100% of the market price on the date of grant. The 1988 Stock Plan allows the granting of both incentive stock options and non-qualified stock options. Under the 1988 Stock Plan, both incentive stock options and non-qualified stock options may have various vesting schedules, but generally none are exercisable until at least one year following the grant. All options may be exercised for cash or by exchanging currently owned shares, or both. Under the 1988 Plan, exchanged shares may trigger the granting of non-qualified "reload" options for the balance of the original option term. Original option grants expire ten years from the date of grant (seven years in the case of the 1985 Incentive Stock Option Plan). Incentive stock option activity for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995, was as follows:


                                          (Share Amounts in Thousands)
                           1997                1996               1995
                              Weighted            Weighted           Weighted
                              Average             Average            Average
                              Exercise            Exercise           Exercise
                       Shares   Price    Shares     Price    Shares    Price

Outstanding at
  beginning of year     1,422    $24.91   1,362    $22.37    1,185    $20.43
Granted                   367     34.63     359     30.39      336     26.75
Exercised                (261)    22.85    (287)    19.63     (137)    16.08
Cancelled                 (16)    30.89     (12)    26.74      (22)    23.66
Outstanding at end
  of year               1,512     27.57   1,422     24.91    1,362     22.37
Exercisable at end
  of year                 912     24.02     902     22.42      860     20.85

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Non-qualified stock option activity for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995, was as follows:

                                          (Share Amounts in Thousands)
                             1997               1996             1995
                                Weighted           Weighted         Weighted
                                Average            Average          Average
                                Exercise           Exercise         Exercise
                      Shares      Price   Shares   Price    Shares   Price

Outstanding at
  beginning of year     366      $28.18    218     $24.60     103     $22.09
Granted                 127       36.15    189      31.30     116      26.85
Exercised               (13)      27.89    (35)     19.96       -          -
Cancelled                 -           -     (6)     29.01      (1)     25.04
Outstanding at end
  of year               480       30.29    366      28.18     218      24.60
Exercisable at end
 of year                252       26.68    151      24.60      80      22.19


Available for future
  grants (all plans)     92           -    569          -   1,089          -


Exercise prices for options outstanding as of January 3, 1998 ranged from $18.81 to $43.44. The weighted-average remaining contractual life of these options is approximately 7.6 years.

The Employee Stock Purchase Plan enables participating employees to purchase common stock through payroll deduction of up to 5% of eligible compensation. The Company pays interest on the accumulated withholdings. These amounts may be used to purchase shares of company stock at the option price (lesser of: (a) 85% of the fair market value at the date of grant or (b) the greater of the market price at the close of business on the exercise date or $10.00 per share). During 1997, employees purchased 116,849 shares, for which $2,595,828 was paid to the Company. On May 12, 1997, shareholders approved an additional 750,000 shares of common stock to be allocated to this plan. As of January 3, 1998, grants had been exercised by employees for the purchase of 111,509 shares and 834,915 shares remained available for issuance under the Plan. As of February 1998, $2,926,442 had been received by the Company upon issuance of these shares and the balance of shares available for future issuance was reduced to 723,711.

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

Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the proforma amounts indicated below:
                                (In thousands except earnings per share)
                                             1997        1996      1995

Net earnings              As reported      $59,647     $75,205   $70,201
                          Proforma          56,436      72,567    68,814

Basic earnings per share  As reported       $1.41       $1.78     $1.67
                          Proforma           1.33        1.71      1.63

During the phase-in period of SFAS No. 123, the fair value of stock options included in the proforma accounts for fiscal 1997, 1996 and 1995 is not necessarily indicative of the future effects on net income and earnings per share.

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                     1997            1996           1995

Risk-free interest rate              6.85%           7.03%          6.61%
Dividend yield                       1.55%           1.54%          1.60%
Expected volatility                 19.42%          19.44%         18.77%
Expected life                        4.5 yrs.        4.9 yrs.       4.6 yrs.

The weighted-average grant date fair values of options granted during 1997, 1996 and 1995 were $8.84, $8.28 and $6.76, respectively.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

8.  INCOME TAXES

The components of the provision for income taxes were as follows:

                                            (In thousands)

                                   1997              1996            1995
Current
  Federal                         $37,028           $38,842         $35,689
  State                             4,790             7,969           8,259
                                   41,818            46,811          43,948
Deferred
  Federal                          (2,801)            2,276           2,024
  State                            (1,248)              246             255
                                   (4,049)            2,522           2,279
Total income tax expense          $37,769           $49,333         $46,227


    The reconciliation of income tax computed at the United States Federal statutory tax rates to income tax expense is:

                                         (In thousands)

                           1997               1996               1995

                     Amount  Percent    Amount  Percent    Amount  Percent

Tax at U.S.
 statutory rate     $34,096   35.00%   $43,588   35.00%   $40,750   35.00%
State income taxes,
 net of federal tax
 benefit              3,487    3.58      5,280    4.24      5,530    4.75
Other - net             186     .19        465     .37        (53)   (.05)

                    $37,769   38.77%   $49,333   39.61%   $46,227   39.70%

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities for the fiscal years ended January 3, 1998 and December 28, 1996 were as follows:

                                                       (In thousands)

                                                    1997           1996

Deferred Tax Liabilities:

  Depreciation and amortization                   $33,238        $38,729
  Other                                             3,427          4,398
                                                   36,665         43,127

Deferred Tax Assets:

  Capital leases                                   (7,588)        (6,870)
  Insurance reserves                              (10,380)        (9,412)
  Associate benefit plans                          (4,736)        (5,400)
  Other                                            (2,608)        (2,277)
                                                  (25,312)       (23,959)

                                                   11,353         19,168

Net current deferred tax assets                     6,912          4,589

Net non-current deferred tax liabilities          $18,265        $23,757


The Company expects to realize the deferred tax assets in the ordinary course of business operations in subsequent years, and, accordingly, has not established a valuation reserve relative to these amounts.

                          HANNAFORD BROS. CO. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a presentation of selected financial data for each of the four quarters of fiscal years 1997, 1996 and 1995.

                               (In thousands except per share amounts)

                                           First          Second       Third       Fourth
                                          Quarter        Quarter      Quarter     Quarter
1997
Sales and other revenues..........       $759,923       $775,687     $820,115     $870,708
Gross margin......................        185,650        194,615      203,060      215,821
Net earnings......................         15,590         19,878       22,797        1,382
     Per common share, Basic......       $    .37       $    .47     $    .54     $    .03
     Per common share, Diluted....       $    .37       $    .47     $    .53     $    .03

1996

Sales and other revenues..........       $690,525       $729,081     $773,271     $764,682
Gross margin......................        167,836        176,345      184,093      186,501
Net earnings......................         14,674         19,509       19,898       21,124
     Per common share, Basic......       $    .35       $    .46     $    .47     $    .50
     Per common share, Diluted....       $    .35       $    .46     $    .46     $    .49

1995

Sales and other revenues..........       $598,796       $634,798     $653,879     $680,588
Gross margin......................        145,954        153,055      155,410      162,394
Net earnings......................         14,564         19,025       19,714       16,898
     Per common share, Basic......       $    .35       $    .45     $    .47     $    .40
     Per common share, Diluted....       $    .35       $    .45     $    .46     $    .40


ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                  Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This item, except for certain information relating to Executive Officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1998.

                                   Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a) 1., 2.  Consolidated Financial Statements and Related
            Schedules                                                  PAGES

    Report of Independent Accountants.............................       26

    Consolidated Balance Sheets - January 3, 1998 and
       December 28, 1996..........................................     27-28

    Consolidated Statements of Earnings - Fiscal Years Ended,
       Janaury 3, 1998, December 28, 1996 and December 30, 1995...       29

    Consolidated Statements of Changes in Shareholders'
       Equity - Fiscal Years Ended, January 3, 1998,
       December 28, 1996 and December 30, 1995....................       30

    Consolidated Statements of Cash Flows
       - Fiscal Years Ended, January 3, 1998,
       December 28, 1996 and December 30, 1995....................     31-32

    Notes to Consolidated Financial Statements....................     33-54


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

   3.2 - By-Laws of the Registrant
         Incorporated by reference to Exhibit 3.2 to the

                                                                       PAGES
         Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File
         No. 1-7603).

  4.1 -  Instruments Defining the Rights of                     Included in
         Security Holders                                        Exhibit 3

  4.2 - There are incorporated herein by reference (i) a Rights Agreement dated as of February 4, 1988 between the Registrant and The First National Bank of Boston, as Rights Agent, a copy of which was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K, dated February 16, 1988 (SEC File No. 1-7603) and (ii) an Appointment and Amendment Agreement dated September 22, 1992 to said Rights Agreement, substituting Continental Stock Transfer & Trust Company as Rights Agent, a copy of which was filed as
         Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

  4.3 - There are incorporated herein by reference a (i) Rights Agreement dated as of February 4, 1998 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, a copy of which was filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, dated January 23, 1998 (SEC File No. 1-7603).

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

                                                                       PAGES

 10.2 - There are incorporated herein by reference (i) the amended and restated Hannaford Bros. Co. Employees' Retirement Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as
         Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File No. 1-7603) and (v) the Fourth Amendment to said Plan, a copy of which was filed as Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.3 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Employees' Retirement Plan, effective January 1, 1998, a copy of which was filed as
         Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996
         (SEC File No. 1-7603).

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

10.5 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998, a copy of which was filed

                                                                      PAGES

         as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.6 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Bros. Co. Employee Stock Purchase Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File
         No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1996 (SEC File No. 1-7603) and (v) the Fourth Amendment to said Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603).

 10.7 - There are incorporated herein by reference (i) the Registrant's 1993 Long Term Incentive Plan, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603); (ii) the
         First Amendment to said Plan, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603) and (iii) the Second Amendment to said Plan, a copy of which was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603).

 10.8  - The Third Amendment to the Registrant's 1993 Long Term        66
         Incentive Plan, effective December 15, 1997.

 10.9  - The Amended and Restated Hannaford Bros. Co. 1993 Long       67-71
         Term Incentive Plan, effective January 4, 1998, subject to approval by the Shareholders of the Registrant.

                                                                      PAGES

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

 10.11 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Annual Incentive Plan, effective December 7, 1995, a copy of which was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K For the fiscal year ended December 30, 1995 (SEC File
         No. 1-7603).

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

                                                                      PAGES

 10.13 - Amended and Restated Employment Continuity Agreement         72-79
         between the Registrant and Hugh G. Farrington, effective
         January 1, 1998.

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

 10.15 - Amended and Restated Standard Form of Employment              80-87
         Continuity Agreement between the Registrant and various of its executive offices, effective January
         1, 1998.

 10.16 - There is incorporated herein by reference a standard form Deferred Compensation Agreement available to outside directors of the Registrant, a copy of which was filed as
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984 (SEC File No. 1-7603).

 10.17 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Bros. Co. Savings and Investment Plan, a copy of which was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603);
         (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.2 to the Registrant's
         Quarterly Report on Form 10-Q for the fiscal quarter

                                                                      PAGES

         ended July 1, 1995 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995
         (SEC File No. 1-7603) and (v) the Fourth Amendment to said Plan (renamed the Hannaford Northeast Savings and Investment Plan), a copy of which was filed as
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1995 (SEC File No. 1-7603).

 10.18 - There is incorporated herein by reference (i) the Hannaford Southeast Savings and Investment Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 8, 1995 (SEC Registration No. 33-60119), (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 (SEC File No. 1-7603); and (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit
         10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.19 - There is incorporated herein by reference the Hannaford Savings and Investment Plan (Merging and Amending the Hannaford Northeast Savings and Investment Plan and the Hannaford Southeast Savings and Investment Plan), effective January 1, 1998, a copy of which was filed as
         Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.20 - There is incorporated herein by reference the Hannaford Bros. Co. Nonqualified Savings and Investment Plan, effective January 1, 1998, a copy of which was filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.21 - There are incorporated herein by reference (i) the Registrant's Amended and Restated Deferred Compensation Plan available to certain management employees of the Registrant, a copy of which was filed as Exhibit 10.24

                                                                      PAGES

         to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603) and (ii) the First Amendment said Plan, a copy of which was filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

 10.22 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Deferred Compensation Plan for Officers, effective January 1, 1998, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997 (SEC File No. 1-7603).

 10.23 - There is incorporated herein by reference a standard form of Deferred Compensation Agreement available to certain management employees pursuant to the Registrant's Amended and Restated Deferred Compensation Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.24 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1988 Stock Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's
         Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60655).

 10.25 - Hannaford Bros. Co. 1998 Stock Option Plan, effective upon   88-99
         approval by the Shareholders of the Registrant.

 10.26 - Hannaford Bros. Co. 1998 Restricted Stock Plan, effective   100-107
         February 13, 1998.

 10.27 - There is incorporated herein by reference (i) the Hannaford Bros. Co. Stock Ownership Plan for Outside Directors, approved by shareholders May 24, 1995 and effective
         January 1, 1996, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60691) and

                                                                      PAGES

         (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996
         (SEC File No. 1-7603).

 10.28 - There are incorporated herein by reference (i) an Agreement, dated February 11, 1991, between the Registrant and James L. Moody, Jr., a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (SEC File No. 1-7603) and (ii) an Amendment to said Agreement, dated May 14, 1992, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.29 - There are incorporated herein by reference (i) a Letter Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995, a copy of which was filed as Exhibit
         10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603) and (ii) a Consulting Agreement between the Registrant and Norman E. Brackett, dated June 30, 1995, a copy of which was filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603).

 10.30 - There is incorporated herein by reference a Letter
         Agreement between the Registrant and James J. Jermann, dated July 8, 1996, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 (SEC File No. 1-7603).

 21    - Subsidiaries of the Registrant............................    108

 23    - Consents of Accountants...................................    109

 27    - Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNAFORD BROS. CO.


 s/Blythe J. McGarvie
Blythe J. McGarvie
Sr. Vice President, Chief
Financial Officer
(Principal Financial Officer)
March 9, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 s/Walter J. Salmon       s/Bruce G. Allbright        s/Robert D. Bolinder
Walter J. Salmon         Bruce G. Allbright          Robert D. Bolinder
Chairman of the Board    Director                    Director
Director                 March 9, 1998               March 9, 1998
March 9, 1998

                          s/William T. End            s/James W. Gogan
 s/Blythe J. McGarvie    William T. End              James W. Gogan
Blythe J. McGarvie       Director                    Director
Sr. Vice President,      March 9, 1998               March 9, 1998
Chief Financial Officer
(Principal Accounting Officer)
March 9, 1998

                          s/Richard K. Lochridge      s/Renee M. Love
                         Richard K. Lochridge        Renee M. Love
 s/Hugh G. Farrington    Director                    Director
Hugh G. Farrington       March 9, 1998               March 9, 1998
President
Chief Executive Officer
Director                  s/Claudine B. Malone        s/Robert J. Murray
March 9, 1998            Claudine B. Malone          Robert J. Murray
                         Director                    Director
                         March 9, 1998               March 9, 1998


                          s/David F. Sobey            s/Robert L. Strickland
                         David F. Sobey              Robert L. Strickland
                         Director                    Director
                         March 9, 1998               March 9, 1998