Form 10-Q
period 1998-04-04
HANNAFORD BROTHERS CO
filed 1998-05-08
CIK 45379

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

  (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   April 4, 1998

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

      As of May 1, 1998, there were 42,303,089 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                              TABLE OF CONTENTS

                                   PART I

                            FINANCIAL INFORMATION

                                                                  PAGE NO.

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, April 4, 1998 and
                January 3, 1998                                       3-4

           Consolidated Statements of Earnings, Three Months
                Ended April 4, 1998 and March 29, 1997                 5

           Consolidated Statements of Cash Flows,
                Three Months Ended April 4, 1998
                and March 29, 1997                                    6-7

           Notes and Schedules to Consolidated Financial Statements   8-11

  Item 2.  Management's Discussion and Analysis of
                First Quarter 1998 Results                           12-18

                                   PART II

  Item 5.  Other Information and Signatures                           19

  Item 6.  Exhibits and Reports on Form 8-K                           19

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                    (In thousands)
                                              (UNAUDITED)
                                                APRIL 4,       JANUARY 3,
                                                  1998            1998

  Current assets:
      Cash and cash items                       $   43,309      $   57,663
      Accounts receivable, net                      13,497          14,918
      Inventories                                  184,070         188,767
      Prepaid expenses                               7,783           7,801
      Deferred income taxes                          4,777           6,912
          Total current assets                     253,436         276,061

  Property, plant and equipment, net               790,627         777,909

  Leased property under capital leases, net         56,902          58,516

  Other assets:
      Goodwill, net                                 66,581          67,552
      Deferred charges, net                         29,202          28,724
      Computer software costs, net                  17,435          16,551
      Miscellaneous assets                           1,815           1,877
          Total other assets                       115,033         114,704

                                                $1,215,998      $1,227,190


  See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands except share amounts)

                                               (UNAUDITED)
                                                 APRIL 4,       JANUARY 3,
                                                   1998            1998
  Current liabilities:
      Current maturities of long-term debt       $   18,276     $   18,155
      Obligations under capital leases                1,852          1,873
      Accounts payable                              172,606        182,252
      Accrued payroll                                21,823         25,526
      Other accrued expenses                         21,887         24,553
      Income taxes                                    9,387          2,829
           Total current liabilities                245,831        255,188

  Deferred income tax liabilities                    17,650         18,265

  Other liabilities                                  40,614         41,171

  Long-term debt                                    227,458        235,850

  Obligations under capital leases                   74,258         75,687

  Shareholders' equity:

      Class A Serial Preferred stock, no par,
        authorized 2,000,000 shares                       -              -
      Class B Serial Preferred stock,
        par value $.01 per share,
        authorized 28,000,000 shares                      -              -
      Common stock, par value $.75 per share:
        Authorized 110,000,000 shares;
        April 4, 1998: Issued, 42,338,316
        shares, outstanding 42,290,994 shares.
        January 3, 1998: Issued 42,338,316
        shares, outstanding 42,279,483 shares.       31,754         31,754
      Additional paid-in capital                    112,498        115,130
      Preferred stock purchase rights                   423            423
      Retained earnings                             467,534        456,063
                                                    612,209        603,370
      Less common stock in treasury
          (April 4, 1998: 47,322 shares at cost.
          January 3, 1998: 58,833 shares
          at cost)                                    2,022          2,341
          Total shareholders' equity                610,187        601,029
                                                 $1,215,998     $1,227,190

    See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands except per share data)

                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                APRIL 4,          MARCH 29,
                                                  1998              1997

  Sales and other revenues                       $788,296          $759,923
  Cost of sales                                   589,979           574,273

  Gross margin                                    198,317           185,650
  Selling, general and administrative expenses    162,995           153,874

  Operating profit                                 35,322            31,776

  Interest expense, net                             6,534             6,474

  Earnings before income taxes                     28,788            25,302

  Income taxes                                     10,973             9,712

      Net earnings                               $ 17,815          $ 15,590

  Per share of common stock:

      Basic earnings per share                   $    .42          $    .37
      Diluted earnings per share                 $    .42          $    .37

      Cash dividends                             $   .150          $   .135

  Weighted average number of common shares
    outstanding                     Basic          42,281            42,271
                                    Diluted        42,864            42,685

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                          (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                     APRIL 4,     MARCH 29,
                                                      1998           1997
  Cash flows from operating activities:
      Net income                                    $ 17,815      $ 15,590
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               23,030        21,568
          Decrease in inventories                      4,697        16,587
          Decrease in receivables and
            prepayments                                1,456         2,588
          Decrease in accounts payable
            and accrued expenses                     (16,573)       (8,286)
          Increase in income taxes payable             6,559         6,787
          Increase (decrease) in deferred taxes        1,520          (319)
          Other operating activities                    (397)          (51)
            Net cash provided by operating
              activities                              38,107        54,464

  Cash flows from investing activities:
          Acquisition of property, plant and
            equipment                                (37,474)      (43,434)
          Sale of property, plant and
            equipment, net                             5,502           778
          Increase in deferred charges                (1,178)         (861)
          Increase in computer software costs         (1,946)       (1,207)
            Net cash used in investing activities    (35,096)      (44,724)

  Cash flows from financing activities:
          Principal payments under capital
            lease obligations                           (437)         (426)
          Proceeds from issuance of long-term debt         -        20,000
          Payments of long-term debt                  (8,271)      (13,704)
          Issuance of common stock                     5,248         3,539
          Purchase of treasury stock                  (7,561)       (5,052)
          Dividends paid                              (6,344)       (5,712)
            Net cash used in
              financing activities                   (17,365)       (1,355)

  Net increase (decrease) in cash and cash items     (14,354)        8,385
  Cash and cash items at beginning of period          57,663        42,505
  Cash and cash items at end of period              $ 43,309      $ 50,890

  See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Supplemental disclosures of cash flow information

                                                    (Dollars in thousands)
                                                         (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                   APRIL 4,       MARCH 29,
  Cash paid during the first quarter for:           1998           1997

      Interest (net of amount capitalized,
        $802 in 1998 and $657 in 1997)              $5,789          $5,277

      Income taxes                                  $2,894          $3,087


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

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  2.  EARNINGS PER COMMON SHARE

      Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. Following is a reconciliation of the dual presentations of earnings per share for the periods presented.

                                   (In thousands except per share amounts)

                                   NET INCOME    COMMON SHARES    EARNINGS
                                   (NUMERATOR)   (DENOMINATOR)    PER SHARE

      FIRST QUARTER 1998

        Basic earnings per share     $17,815         42,281        $ 0.42
        Dilutive potential shares                       583
        Diluted earnings per share   $17,815         42,864        $ 0.42

      FIRST QUARTER 1997

        Basic earnings per share     $15,590         42,271        $ 0.37
        Dilutive potential shares                       414
        Diluted earnings per share   $15,590         42,685        $ 0.37

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  3.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                      (In thousands)
                                                (Unaudited)
                                                  APRIL 4,     JANUARY 3,
                                                   1998           1998

      Land and improvements                     $  133,858     $  129,752
      Buildings                                    288,286        279,310
      Furniture, fixtures & equipment              463,883        454,564
      Leasehold interests & improvements           282,646        277,560
      Construction in progress                      28,628         29,124
                                                 1,197,301      1,170,310
      Less accumulated depreciation and
         amortization                              406,674        392,401
                                                $  790,627     $  777,909

  4.  LEASED PROPERTY

      Leased property under capital leases consists of the following:

                                                    (In thousands)
                                             (Unaudited)
                                               April 4,     January 3,
                                                1998           1998

      Real property                            $82,941        $84,494
      Less accumulated amortization             26,039         25,978
                                               $56,902        $58,516

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  5.  LONG-TERM DEBT

      In April 1998, the Company received the proceeds of a $20 million senior uncollateralized debt financing. The term of the debt is 10 years with an average life of 7 years and an interest rate of 6.3%.

  6.  ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130 - REPORTING COMPREHENSIVE INCOME, which requires the separate reporting of all changes to shareholders' equity, and SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that the new standards will not necessitate any changes to existing financial reporting.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES


   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1998
            RESULTS

   RESULTS OF OPERATIONS

       SALES

       Sales and other revenues rose 3.7% in the first quarter of 1998, to $788 million, an increase of $28 million over the first quarter of 1997. Sales from supermarkets that were open in both periods presented ("identical store sales") increased $6 million or 0.9%. Additional supermarket sales of $20 million resulted from the net impact of new, expanded, relocated and closed stores. Other sales and revenues which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $2 million. Comparable store sales, which included results from expanded and relocated stores, increased 1.8% in the first quarter of 1998.

       Sales and other revenues from the Easter holiday occurred in the second quarter this year and the first quarter last year.
       Adjusting for estimated Easter sales, identical store sales increased 2.6% and comparable store sales were up 3.6%.

       GROSS MARGIN

       Gross margins increased in the first quarter of 1998 to 25.2% of sales and other revenues in comparison to 24.4% in the first quarter of 1997. The 1998 increase is the result of improved selling margins in certain of the Company's marketing territories coupled with better operations in the Southeast. The Company continues to focus on maintaining a competitive pricing strategy.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1998 RESULTS

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased to 20.7% of sales and other revenues in the first quarter of 1998 as compared to 20.2% in the first quarter of 1997. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, increased as a percentage of sales in the current quarter. The Company experienced rising payroll and benefit costs in certain of its marketing territories.

       INTEREST EXPENSE, NET

       Net interest expense expressed as a percentage of sales and other revenues was 0.8% in the first quarter of 1998 versus 0.9% in the first quarter of 1997.

       INCOME TAXES

       The effective income tax rate decreased in the first quarter of 1998 to 38.1% from 38.4% in the first quarter of 1997. This lower rate is the result of a reduction in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1998 to be in the 37.8% to 38.2% range.

       NET EARNINGS AND EARNINGS PER COMMON SHARE

       Net earnings increased 14.3% in the first quarter of 1998 to $18 million or 2.3% of sales and other revenues, an increase of approximately $2 million from 1997 first quarter earnings of $16 million or 2.1% of sales and other revenues. This increase is the result of increased sales, gross margin and the disposition of certain properties, partially offset by an increase in selling, general and administrative expenses.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1998 RESULTS

       Basic earnings per common share in the first quarter of 1998 were $0.42 as compared to $0.37 in the first quarter of 1997, an increase of 13.5%. Diluted earnings per common share (Note 2) were also $0.42 in the first quarter of 1998 as compared to $0.37 in the first quarter of 1997.

   CAPITAL RESOURCES AND LIQUIDITY

       OVERVIEW

       Measures of liquidity for the periods presented are as follows:

                                             (Dollars in millions)
                                           APRIL 4,          JANUARY 3,
                                             1998               1998
       Cash and cash items                    $43                $58
       Working capital (FIFO inventory)       $26                $39
       Unused lines of revolving credit       $57                $54
       Unused lines of short-term credit      $30                $30
       Current ratio (FIFO inventory)        1.11               1.15

       The Company continued to maintain a strong capital position at April 4, 1998. Cash and cash items decreased $15 million to $43 million at the end of the first quarter of 1998. This decrease was primarily the result of a decrease in cash provided by operating activities coupled with an increase in cash used in financing activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At April 4, 1998, the Company had $35 million outstanding on its revolving lines of credit. The Company is in a solid financial position to carry out its current expansion and operating plans in 1998.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1998 RESULTS

       CASH FLOWS FROM OPERATING ACTIVITIES

       Cash provided by operating activities was $38 million in the first quarter of 1998, a decrease of $16 million from the $54 million provided in the first quarter of 1997. This decrease is primarily attributable to a reduction in cash flows provided by net working capital items partially offset by increases in depreciation and amortization and net income.

       CASH FLOWS FROM INVESTING ACTIVITIES

       Cash used in investing activities decreased $10 million in the first quarter of 1998 to $35 million from $45 million in the first quarter of 1997. This decrease is the result of the Company's reduced capital investment and the net book value of assets sold during the period. During the quarter the Company completed the sale of certain assets relative to supermarkets that were closed in January 1998 and that had been written down to their estimated fair values in the fourth quarter of 1997.

       Capital investments totaled $41 million in the first quarter of 1998 and were composed of $38 million in addition to property, plant and equipment and $3 million in deferred charges and computer software costs. These first quarter capital investments are primarily composed of costs incurred in building and equipping new and expanded supermarkets and in improvements necessary to maintain current facilities and systems. The Company expects to spend in excess of $140 million on new, relocated and expanded stores to open in 1998 and 1999 and improvements necessary to maintain current facilities and systems.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1998 RESULTS

       During the first quarter of 1998, the Company opened 5 supermarkets including 3 new stores and 2 expansions. These supermarkets, together with their square footage of selling area, are listed below:

                                                     SQUARE FOOTAGE
                            LOCATION                  SELLING AREA
       Northeast
                         Machias, ME (expansion)          18,000
                         Lincoln, ME (expansion)          19,000
                         Rindge, NH                       39,000

       Southeast
                         Rocky Mount, NC                  41,000
                         Gastonia, NC                     42,000

       During January 1998, the Company closed seven southeastern stores in non-core markets with limited opportunity for profitable growth. These closures will allow the Company to focus on its key southeastern market regions in 1998. The Company plans to invest approximately $50 million in new and remodeled stores in its key southeastern markets in 1998.

       During the next three quarters, the Company expects to open 10 supermarkets including 2 new stores and 1 expansion in the Northeast and 3 new stores, 2 relocations and 2 expansions in the Southeast. This program is subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 4.4% in 1998. Construction will also start on a number of stores to be opened in 1999. The 1998 capital program is being financed by internally generated funds, leases and long-term debt.

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1998 RESULTS

       CASH FLOWS FROM FINANCING ACTIVITIES

       Cash used in financing activities was $17 million in the first quarter of 1998 as compared to $1 million in the first quarter of 1997. This reduction in cash flows of $16 million is principally the result of reduced proceeds from the issuance of long-term debt. The Company purchased 185,000 shares of common stock during the first quarter of 1998 at a cost of $8 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $5 million received during the first quarter of 1998 from the issuance of 197,000 shares of
       treasury stock.   The Company paid $6 million in dividends to
       common shareholders in the first quarter of 1998.

   FORWARD-LOOKING STATEMENTS

   From time to time, information provided by the Company or statements made by its associates may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Company's expected future tax rates, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

   (1) Hannaford's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations particularly in perishable categories, changes in product mix or the use of promotional items, both of which may affect pricing strategy, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general or regional economic conditions are all factors which could adversely affect sales projections. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, increases interest rates or the Company's cost of borrowing, increases in labor rates due to low unemployment or other factors, unanticipated costs related to the opening and closing of stores or the inability to control various expense categories.

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

                                   PART II

   Item 5:  Other Information

        A limited review was made of the results of the three-month period ended April 4, 1998, by Coopers & Lybrand L.L.P.

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

                                               HANNAFORD BROS. CO.


   Date   May 8, 1998                          s/Blythe J. McGarvie
                                               Blythe J. McGarvie
                                               Senior Vice President
                                               (Chief Financial Officer)


   Date   May 8, 1998                          s/Charles H. Crockett
                                               Charles H. Crockett
                                               Assistant Secretary