Form 10-Q/A
period 1998-04-04
HANNAFORD BROTHERS CO
filed 1998-05-12
CIK 45379

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

       (b) Exhibits required by Item 601 of Regulation S-K

           15 Letter from Coopers & Lybrand L.L.P. furnished pursuant to Regulation S-X.

           23 Letter from Coopers & Lybrand L.L.P furnished pursuant to Rule 436(c) under the Securities Act of 1933.

           27    Financial Data Schedule No. 1

           27    Financial Data Schedule No. 2 (Restated prior periods)

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HANNAFORD BROS. CO.


   Date   May 12, 1998                          s/Blythe J. McGarvie
                                               Blythe J. McGarvie
                                               Senior Vice President
                                               (Chief Financial Officer)


   Date   May 12, 1998                          s/Charles H. Crockett
                                               Charles H. Crockett
                                               Assistant Secretary