Form 10-Q
period 1998-07-04
HANNAFORD BROTHERS CO
filed 1998-08-11
CIK 45379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   July 4, 1998

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

    As of July 31, 1998, there were 42,272,113 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets, July 4, 1998 and
              January 3, 1998                                      3-4

         Consolidated Statements of Earnings, Three Months
              Ended July 4, 1998 and June 28, 1997                  5

         Consolidated Statements of Earnings, Six Months
              Ended July 4, 1998 and June 28, 1997                  6

         Consolidated Statements of Cash Flows, Six Months
              Ended July 4, 1998 and June 28, 1997                 7-8

         Notes and Schedules to Consolidated Financial
              Statements                                           9-11

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 12-19

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders      20-21

Item 5.  Other Information                                         21

Item 6.  Exhibits and Reports on Form 8-K                          21

Signatures                                                         22

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                  (In thousands)
                                          (UNAUDITED)
                                            July 4,           January 3,
                                              1998               1998
                                          ------------       --------

Current assets:
    Cash and cash equivalents               $   50,052        $   57,663
    Accounts receivable, net                    13,726            14,918
    Inventories                                192,289           188,767
    Prepaid expenses                             7,160             7,801
    Deferred income taxes                        4,826             6,912
                                            ----------        ----------
         Total current assets                  268,053           276,061

Property, plant and equipment, net             809,334           777,909

Leased property under capital leases, net       57,013            58,516

Other assets:
    Goodwill, net                               65,581            67,552
    Deferred charges, net                       28,063            28,724
    Computer software costs, net                18,158            16,551
    Miscellaneous assets                         1,770             1,877
                                            ----------        ----------
         Total other assets                    113,572           114,704
                                            ----------        ----------

                                            $1,247,972        $1,227,190


See accompanying notes to consolidated financial statements.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998



                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                  (In thousands except per share amounts)

                                          (UNAUDITED)
                                            July 4,           January 3,
                                              1998               1998
                                          ------------       --------
Current liabilities:
    Current maturities of long-term debt    $   18,292       $    18,155
    Obligations under capital leases             1,852             1,873
    Accounts payable                           189,956           182,252
    Accrued payroll                             25,106            25,526
    Other accrued expenses                      21,973            24,553
    Income taxes                                 3,675             2,829
                                            ----------        ----------
         Total current liabilities             260,854           255,188

Deferred income tax liabilities                 19,485            18,265

Other liabilities                               39,853            41,171

Long-term debt                                 227,102           235,850

Obligations under capital leases                74,997            75,687

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000 shares                        -                 -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000 shares                       -                 -
    Common stock, par value $.75 per share:
      Authorized 110,000 shares;
      42,288 and 42,279 shares outstanding      31,754            31,754
    Additional paid-in capital                 111,507           115,130
    Preferred stock purchase rights                423               423
    Retained earnings                          484,207           456,063
                                            ----------        ----------
                                               627,891           603,370
    Less common stock in treasury
      50 and 59 shares                           2,210             2,341
                                            ----------        ----------
         Total shareholders' equity            625,681           601,029
                                            ----------        ----------
                                            $1,247,972        $1,227,190

See accompanying notes to consolidated financial statements.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands except per share data)

                                                    (UNAUDITED)
                                                 THREE MONTHS ENDED
                                            July 4,           June 28,
                                              1998              1997
                                          ------------      --------

Sales and other revenues                    $830,371           $775,687
Cost of sales                                622,757            581,072
                                            --------           --------

Gross margin                                 207,614            194,615
Selling, general and administrative
    expenses                                 163,865            155,243
                                            --------           --------

Operating profit                              43,749             39,372

Interest expense, net                          6,618              7,110
                                            --------           --------

Earnings before income taxes                  37,131             32,262

Income taxes                                  14,112             12,384
                                            --------           --------

    Net earnings                            $ 23,019           $ 19,878
                                            ========           ========

Earnings per share:

    Basic                                   $    .54           $    .47
                                            ========           ========
    Diluted                                 $    .54           $    .47
                                            ========           ========

Cash dividends per share                    $   .150           $   .135
                                            ========           ========

Weighted average number of common shares
  outstanding                     Basic       42,297             42,303
                                            ========           ========
                                  Diluted     42,944             42,727
                                            ========           ========

See accompanying notes to consolidated financial statements.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands except per share data)

                                                    (UNAUDITED)
                                                 SIX MONTHS ENDED
                                            July 4,           June 28,
                                              1998              1997
                                          ------------      --------

Sales and other revenues                   $1,618,667        $1,535,610
Cost of sales                               1,212,736         1,155,345
                                           ----------        ----------

Gross margin                                  405,931          380,265
Selling, general and administrative
   expenses                                   326,860           309,117
                                           ----------        ----------

Operating profit                               79,071            71,148

Interest expense, net                          13,152            13,585
                                           ----------        ----------

Earnings before income taxes                   65,919            57,563

Income taxes                                   25,085            22,095
                                           ----------        ----------

    Net earnings                           $   40,834        $   35,468
                                           ==========        ==========

Earnings per share:

    Basic                                  $      .97        $      .84
                                           ==========        ==========
    Diluted                                $      .95        $      .84
                                           ==========        ==========

Cash dividends per share                   $      .30        $      .27
                                           ==========        ==========

Weighted average number of common shares
  outstanding                     Basic        42,289            42,287
                                           ==========        ==========
                                  Diluted      42,902            42,704
                                           ==========        ==========


See accompanying notes to consolidated financial statements.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998



                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (In thousands)
                                                        (UNAUDITED)
                                                     SIX MONTHS ENDED
                                                 July 4,        June 28,
                                                   1998          1997
                                                -----------   -------
Cash flows from operating activities:
    Net income                                    $ 40,834      $ 35,468
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                46,699        44,284
       (Increase) decrease in inventories           (3,522)       15,535
       Decrease in receivables
          and prepayments                            1,866         2,062
       Increase (decrease) in accounts payable
          and accrued expenses                       3,385        (2,348)
       Increase (decrease) in income taxes payable     847          (317)
       Increase (decrease) in deferred taxes         3,306        (1,353)
       Other operating activities                     (367)           41
                                                  --------       -------
         Net cash provided by operating
           activities                               93,048        93,372
                                                  --------      --------

Cash flows from investing activities:
        Acquisition of property, plant and
          equipment                                (76,878)      (82,331)
        Sale of property, plant and
          equipment, net                             6,326         1,097
        Increase in deferred charges                  (702)       (4,601)
        Increase in computer software costs         (3,748)       (3,863)
                                                  --------      --------
          Net cash used in investing activities    (75,002)      (89,698)
                                                  --------      --------

Cash flows from financing activities:
        Principal payments under capital
          lease obligations                           (864)         (871)
        Proceeds from issuance of long-term debt    20,000        24,100
        Payments of long-term debt                 (28,611)      (15,197)
        Issuance of common stock                     6,941         6,325
        Purchase of treasury stock                 (10,433)       (7,903)
        Dividends paid                             (12,690)      (11,426)
                                                  --------      --------
          Net cash used in financing activities    (25,657)       (4,972)
                                                  --------      --------

Net decrease in cash and cash equivalents           (7,611)       (1,298)
Cash and cash equivalents at beginning of period    57,663        42,505
                                                  --------      --------
Cash and cash equivalents at end of period        $ 50,052      $ 41,207
                                                  ========      ========

See accompanying notes to consolidated financial statements.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998





                  HANNAFORD BROS. CO. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information


                                                      (In thousands)
                                                        (UNAUDITED)
                                                      SIX MONTHS ENDED
                                                  July 4,       June 28,
Cash paid during the first six months for:          1998          1997
                                                ------------  --------

    Interest (net of amount capitalized,
      $1,371 in 1998 and $1,264 in 1997)           $13,366         13,465
                                                   =======        =======

    Income taxes                                   $20,918        $18,152
                                                   =======        =======



Supplemental disclosure of non-cash investing and financing activity

    Capital lease obligations of $1,166,000 and $4,550,000 were incurred during the six-month periods ended July 4, 1998 and June 28, 1997, respectively, when the Company entered into real estate leases.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




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

   The prepraration of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




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

3.  INVENTORIES

    Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Net income reflects the application of the LIFO method based upon estimated annual inflation. LIFO expense was $.8 million in the first half of 1998 and $.4 million in the first half of 1997. In the second quarter of 1998, LIFO expense was $.4 million as compared to $.1 million in the second quarter of 1997.

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                    (In thousands)
                                           (Unaudited)
                                             July 4,          January 3,
                                               1998              1998

    Land and improvements                   $  136,435        $  129,752
    Buildings                                  296,328           279,310
    Furniture, fixtures & equipment            480,527           454,564
    Leasehold interests & improvements         306,099           277,560
    Construction in progress                    12,826            29,124
                                            ----------        ----------
                                             1,232,215         1,170,310
    Less accumulated depreciation and
      amortization                             422,881           392,401
                                            ----------        ----------
                                            $  809,334        $  777,909
                                            ==========        ==========

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  LONG-TERM DEBT

    In April 1998, the Company received the proceeds of a $20 million senior uncollateralized debt financing. The term of the debt is 10 years with an average life of 7 years and an interest rate of 6.3%.

6.  ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that the new standards will not necessitate any changes to existing financial reporting.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   SALES

   Sales and other revenues rose 5.4% for the first half of 1998, to $1.619 billion, an increase of $83 million over the first half of 1997. Supermarket sales increased $80 million or 5.4%. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $3 million. Sales from supermarkets that were open in both periods reported ("identical store sales") were up 1.0%. Comparable store sales, which includes results from expanded and relocated stores, increased 1.8% in the first half of 1998.

   In the second quarter of 1998, sales and revenues were $830 million, an increase of $55 million or 7.0% over those reported for the same period of 1997. Identical store sales increased 1.2% in the second quarter, while comparable store sales were up 1.7%

   Sales from both the Easter and the Independence Day holiday periods were included in the second quarter this year. The Easter holiday sales were reported in the first quarter and the Independence Day sales in the third quarter of 1997. Both the second quarter and the first half of 1998 identical and comparable store sales increases noted above have been adjusted to include Independence Day sales in the 1997 comparative periods. Identical and comparable store sales benefited from the Easter shift by approximately 1.4% in the second quarter of 1998.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GROSS MARGIN

   During the first six months of 1998, gross margins increased to 25.1% of sales and other revenues in comparison to 24.8% for the comparable 1997 period. For the second quarter of 1998, gross margin was 25.0% versus 25.1% for the second quarter of 1997. The 1998 first half increase is generally the result of improved selling margins in certain of the Company's marketing territories. In the second quarter of 1998, increased selling margins were offset by a decrease in other revenues resulting in a slight decrease in gross margin as a percent of sales and other revenues. The Company continues to focus on maintaining a competitive pricing strategy.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to 20.2% of sales and other revenues in the first half of 1998 as compared to 20.1% in the first half of 1997. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, increased as a percentage of sales in the first half of 1998.

   For the second quarter of 1998, selling, general and administrative expenses decreased to 19.7% of sales and other revenues as compared to 20.0% in the second quarter of 1997. This decrease reflects cost containment efforts within several components of operating costs partially offset by slightly higher payroll costs.

   INTEREST EXPENSE, NET

   Net interest expense expressed as a percentage of sales and other revenues was 0.8% in both the second quarter and first half of 1998 versus 0.9% in both the second quarter and first half of 1997. These decreases are primarily the result of a decrease in average debt levels and lower interest rates.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998



                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INCOME TAXES

   The effective income tax rate decreased in the first half of 1998 to 38.1% from 38.4% in the corresponding period of 1997. In the second quarter of 1998 the effective income tax rate decreased to 38.0% from 38.4% in the second quarter of 1997. These lower rates are the result of a reduction in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1998 to be in the 37.8% to 38.2% range.

   NET EARNINGS AND EARNINGS PER COMMON SHARE

   Net earnings increased 15.1% in the first half of 1998 to $41 million or 2.5% of sales and other revenues, an increase of approximately $5 million from 1997 first half earnings of $36 million or 2.3% of sales and other revenues. Expressed as a percentage of sales, net earnings increased in the first half as increased sales and margins, coupled with reduced interest expense and income taxes, were partially offset by higher selling, general and administrative expenses.

   Net earnings increased 15.8% in the second quarter of 1998 to $23 million or 2.8% of sales and other revenues, an increase of approximately $3 million from 1997 second quarter earnings of $20 million or 2.6% of sales and other revenues. Expressed as a percentage of sales, this increase is the result of increased sales and decreased selling, general and administrative expenses, interest expense and income taxes.

   Basic earnings per common share in the first half of 1998 were $.97 as compared to $.84 in the first half of 1997, an increase of 15.5%. Diluted earnings per common share (Note 2) were $.95 in the first half of 1998 as compared to $.84 in the first half of 1997.

   Basic earnings per common share were $.54 in the second quarter of 1998 versus $.47 in the second quarter of 1997, an increase of 14.9%. Diluted earnings per common share (Note 2) were also $.54 in the second quarter of 1998 as compared to $.47 in the second quarter of 1997.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

    Measures of liquidity for the periods presented are as follows:

                                          (Dollars in millions)
                                         July 4,          January 3,
                                          1998               1998
                                        --------          -------
    Cash and cash equivalents              $50                $58
    Working capital (FIFO inventory)       $26                $39
    Unused lines of revolving credit       $79                $54
    Unused lines of short-term credit      $30                $30
    Current ratio (FIFO inventory)        1.10               1.15

    Cash and cash equivalents decreased $8 million to $50 million at the end of the second quarter of 1998. This decrease was the result of cash used in financing and investing activities partially offset by cash provided by operating activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At July 4, 1998, the Company had $16 million outstanding on its revolving lines of credit. Management believes that the Company is in a solid financial position to carry out its current expansion and operating plans in 1998.

   CASH FLOWS FROM OPERATING ACTIVITIES

   Cash provided by operating activities was approximately $93 million in both the first half of 1998 and the first half of 1997. These similar cash flow amounts are attributable to increased cash flows from higher earnings and depreciation and amortization in 1998 offset by a reduction in cash flows provided by net working capital items.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CASH FLOWS FROM INVESTING ACTIVITIES

   Cash used in investing activities decreased $15 million in the first half of 1998 to $75 million from $90 million in the first half of 1997. This decrease is the result of the Company's reduced capital investment and the net book value of assets sold during the period. During the first half of 1998, the Company completed the sale of certain assets relating to supermarkets that were closed in January 1998 and that had been written down to their estimated fair values in the fourth quarter of 1997.

   Capital investments totaled $82 million in the first half of 1998 and were composed of $77 million in additions to property, plant and equipment, $4 million in deferred charges and computer software costs and $1 million in non-cash capital lease additions. These first half capital investments are primarily composed of costs incurred in building and equipping new and expanded supermarkets and in improvements necessary to maintain current facilities and systems. The Company expects to spend in excess of $140 million on new, relocated and expanded stores to open in 1998 and 1999 and improvements necessary to maintain current facilities and systems.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998



                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    During the first half of 1998, the Company opened 12 supermarkets including 7 new stores, 2 relocations and 3 expansions. These supermarkets, together with their square footage of selling area, are listed below:

                                                  Square Footage
                         Location                  Selling Area
    Northeast
                      Machias, ME (expansion)          18,000
                      Lincoln, ME (expansion)          19,000
                      Rindge, NH                       39,000
                      Herkimer, NY                     41,000

    Southeast
                      Rocky Mount, NC                  41,000
                      Gastonia, NC                     42,000
                      Richmond, VA (expansion)         34,000
                      York County, VA                  41,000
                      Virginia Beach, VA               40,000
                      Portsmouth, VA                   41,000
                      Southport, NC (relocation)       30,000
                      Wilmington, NC (relocation)      34,000

    In January 1998, the Company closed seven southeastern stores in non-core markets with limited opportunity for profitable growth. These closures will allow the Company to focus on its key southeastern market regions during 1998. The Company plans to invest approximately $50 million in new, remodeled and expanded stores in its key southeastern markets in 1998.

    During the remainder of 1998, the Company expects to open 2 supermarkets (1 new store and 1 expansion in the Northeast). This program is subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 4.2% in 1998. Construction will also start on a number of stores to be opened in 1999. The 1998 capital program is being financed by internally generated funds, leases and long-term debt.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used in financing activities was $26 million in the first half of 1998 as compared to $5 million in the first half of 1997. This reduction in cash flows of $21 million is principally the result of increased payments of long-term debt coupled with reduced proceeds from the issuance of long-term debt. The Company purchased 249,000 shares of common stock during the first half of 1998 at a cost of $10 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $7 million received during the first half of 1998 from the issuance of 258,000 shares of treasury stock. The Company paid $13 million in dividends to common shareholders in the first half of 1998.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                      HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                           PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders was held on May 19, 1998.

    (b) Not applicable.

    (c) The following issues were voted upon by shareholders. All matters were approved as indicated:

 1. ELECTION OF FOUR CLASS II DIRECTORS TO SERVE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS IN 2001.

                                     WITHHOLD
                                     AUTHORITY                 BROKER
                           FOR          FOR         TOTAL     NON-VOTES

Hugh G. Farrington     35,217,970       332,349   35,550,319          0

David F. Sobey         35,203,334       346,985   35,550,319          0

Robert L. Strickland   35,213,084       337,235   35,550,319          0

Robert J. Tarr, Jr.    35,220,103       330,216   35,550,319          0

 2. ELECTION OF TWO CLASS I DIRECTORS TO SERVE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS IN 2000.

                                     WITHHOLD
                                     AUTHORITY                 BROKER
                           FOR          FOR         TOTAL     NON-VOTES

Walter J. Salmon       35,209,474       340,845   35,550,319          0

John Robert Sobey      35,192,023       358,296   35,550,319          0

 3. RATIFICATION OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING JANUARY 2, 1999.
                                                               BROKER
                          FOR         AGAINST      ABSTAIN    NON-VOTES

    TOTAL              35,437,737        37,796       74,786          0

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998



 4. A PROPOSAL TO APPROVE THE 1998 STOCK OPTION PLAN.
                                                               BROKER
                          FOR         AGAINST      ABSTAIN    NON-VOTES

    TOTAL              28,337,264     1,996,361      526,433  4,690,261

 5. A PROPOSAL TO RE-APPROVE THE 1993 LONG TERM INCENTIVE PLAN.
                                                               BROKER
                          FOR         AGAINST      ABSTAIN    NON-VOTES

    TOTAL              34,479,465       523,807      547,047          0

    (d) Not applicable

Item 5:  Other Information

    A limited review was made of the results of the three-month and six-month periods ended July 4, 1998, by PricewaterhouseCoopers L.L.P.

    Shareholder Proposals. Under Securities and Exchange Commission Rule 14a-8, shareholders may submit proposals for inclusion in the Company's proxy materials for the 1999 Annual Meeting of Shareholders. Any such proposal must be in proper written form, addressed to the attention of the Secretary of the Company and received at the Company's principal executive offices no later than December 5, 1998.

    Shareholders may also raise for consideration at the Annual Meeting proposals for which inclusion in the Company's proxy materials is not being sought. Unless the proponent has satisfied the notice requirements of SEC Rule 14a-4(c), proxyholders named in the Company's proxy will be permitted to exercise discretionary voting authority on any such proposal. For purposes of this rule, notice of a proposal for the 1999 Annual Meeting must be received in proper written form at the Company's principal executive offices no later than February 14, 1999.

Item 6:  Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulation SK

        10.1 First Amendment to the Hannaford Cash Balance Plan, generally effective February 18, 1998.

        10.2 Consulting and Non-Competition Agreement between the Registrant and Larry A. Plotkin, dated June 11, 1998.

        15 Letter of PricewaterhouseCoopers L.L.P. furnished pursuant to Regulation SX.

        23 Letter of PricewaterhouseCoopers L.L.P. regarding incorporation by reference to certain forms S-8 of the Registrant.

        27     Financial Data Schedule

    (b) There were no reports filed on Form 8-K during the second quarter.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 4, 1998




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HANNAFORD BROS. CO.



Date August 10, 1998                        s/Blythe J. McGarvie
    ---------------------                  ---------------------
                                           Blythe J. McGarvie
                                           Executive Vice President
                                           (Chief Financial Officer)

Date August 10, 1998                        s/Charles H. Crockett
    ---------------------                  ----------------------
                                           Charles H. Crockett
                                           Assistant Secretary