Form 10-Q
period 1998-10-03
HANNAFORD BROTHERS CO
filed 1998-11-12
CIK 45379

-1-


                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     October 3, 1998

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

    As of November 2, 1998, there were 42,283,491 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

Form 10-Q          HANNAFORD BROS. CO. 1-7603           OCTOBER 3, 1998



                                  INDEX

                      PART I - FINANCIAL INFORMATION

                                    Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets, October 3, 1998 and
              January 3, 1998                                     3-4

         Consolidated Statements of Earnings, Three Months
              Ended October 3, 1998 and September 27, 1997         5

         Consolidated Statements of Earnings, Nine Months
              Ended October 3, 1998 and September 27, 1997         6

         Consolidated Statements of Cash Flows
              Nine Months Ended October 3, 1998
              and September 27, 1997                              7-8

         Notes and Schedules to Consolidated Financial
              Statements                                          9-11

Item 2.  Management's Discussion and Analysis of
              Third Quarter 1998 Results                         12-22

                       PART II - OTHER INFORMATION

Item 5.  Other Information                                        23

Item 6.  Exhibits and Reports on Form 8K                          23

Signatures                                                        24

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                              (Dollars in thousands)
                                          (UNAUDITED)
                                           October 3,         January 3,
                                              1998               1998
                                          ------------       ------------

Current assets:
    Cash and cash equivalents               $   42,874       $   57,663
    Accounts receivable, net                    17,420           14,918
    Inventories                                196,010          188,767
    Prepaid expenses                             7,482            7,801
    Deferred income taxes                        5,000            6,912
                                            ----------       ----------
         Total current assets                  268,786          276,061

Property, plant and equipment, net             821,991          777,909

Leased property under capital leases, net       55,962           58,516

Other assets:
    Goodwill, net                               64,538           67,552
    Deferred charges, net                       25,859           28,724
    Computer software costs, net                18,556           16,551
    Miscellaneous assets                         1,791            1,877
                                            ----------       ----------
         Total other assets                    110,744          114,704
                                            ----------       ----------

                                            $1,257,483       $1,227,190


See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                  (In thousands except per share amounts)

                                          (UNAUDITED)
                                           October 3,         January 3,
                                              1998               1998
                                          ------------       ------------
Current liabilities:
    Current maturities of long-term debt    $   18,108       $   18,155
    Obligations under capital leases             1,977            1,873
    Accounts payable                           175,646          182,252
    Accrued payroll                             26,310           25,526
    Other accrued expenses                      23,356           24,553
    Income taxes                                 4,967            2,829
                                            ----------       ----------
         Total current liabilities             250,364          255,188

Deferred income tax liabilities                 21,760           18,265

Other liabilities                               37,705           41,171

Long-term debt                                 229,497          235,850

Obligations under capital leases                74,449           75,687

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000 shares                        -                -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000 shares                       -                -
    Common stock, par value $.75 per share:
      Authorized 110,000 shares;
      42,280 and 42,279 shares outstanding      31,754           31,754
    Additional paid-in capital                 110,402          115,130
    Preferred stock purchase rights                423              423
    Retained earnings                          503,699          456,063
                                            ----------       ----------
                                               646,278          603,370
    Less common stock in treasury
      59 and 59 shares                           2,570            2,341
                                            ----------       ----------
         Total shareholders' equity            643,708          601,029
                                            ----------       ----------
                                            $1,257,483       $1,227,190

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

               (Amounts in thousands except per share data)

                                                    (UNAUDITED)
                                                 THREE MONTHS ENDED
                                           October 3,       September 27,
                                              1998              1997
                                          ------------      ------------

Sales and other revenues                    $854,675           $820,115
Cost of sales                                637,026            617,055
                                            --------           --------

Gross margin                                 217,649            203,060
Selling, general and administrative
    expenses                                 169,276            160,066
                                            --------           --------

Operating profit                              48,373             42,994

Interest expense, net                          6,773              6,050
                                            --------           --------

Earnings before income taxes                  41,600             36,944

Income taxes                                  15,768             14,147
                                            --------           --------

    Net earnings                            $ 25,832           $ 22,797
                                            ========           ========

Earnings per share:

    Basic                                   $    .61           $    .54
                                            ========           ========
    Diluted                                 $    .60           $    .53
                                            ========           ========

Cash dividends per share                    $   .150           $   .135
                                            ========           ========

Weighted average number of common shares
  outstanding                     Basic       42,278             42,290
                                            ========           ========
                                  Diluted     42,925             42,714
                                            ========           ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

               (Amounts in thousands except per share data)

                                                    (UNAUDITED)
                                                NINE MONTHS ENDED
                                           October 3,       September 27,
                                              1998              1997
                                          -------------     -------------

Sales and other revenues                   $2,473,342        $2,355,725
Cost of sales                               1,849,762         1,772,400
                                           ----------        ----------

Gross margin                                  623,580           583,325
Selling, general and administrative
   expenses                                   496,136           469,183
                                           ----------        ----------

Operating profit                              127,444           114,142

Interest expense, net                          19,925            19,635
                                           ----------        ----------

Earnings before income taxes                  107,519            94,507

Income taxes                                   40,853            36,242
                                           ----------        ----------

    Net earnings                           $   66,666        $   58,265
                                           ==========        ==========

Earnings per share:

    Basic                                  $    1.58         $     1.38
                                           =========         ==========
    Diluted                                $    1.55         $     1.37
                                           =========         ==========

Cash dividends per share                   $    .450         $     .405
                                           =========         ==========

Weighted average number of common shares
  outstanding                     Basic       42,285             42,288
                                           =========         ==========
                                  Diluted     42,903             42,707
                                           =========         ==========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (Dollars in thousands)
                                                        (UNAUDITED)
                                                    NINE MONTHS ENDED
                                               October 3,   September 27,
                                                  1998          1997
                                              ------------- -------------
Cash flows from operating activities:
  Net income                                    $ 66,666       $ 58,265
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               71,941         67,733
      (Increase) decrease in inventories          (7,243)         8,362
      (Increase) decrease in receivables and
        prepayments                               (2,135)         1,257
      Increase (decrease) in accounts payable
        and accrued expenses                     (10,485)        21,463
      Increase in income taxes payable             2,139          2,153
      Increase in deferred taxes                   5,407          3,170
      Other operating activities                    (387)          (202)
                                                --------       --------
        Net cash provided by operating
          activities                             125,903        162,201
                                                --------       --------

Cash flows from investing activities:
      Acquisition of property, plant and
        equipment                               (112,473)      (116,086)
      Sale of property, plant and
        equipment, net                             8,005          2,145
      (Increase) decrease in deferred charges        767         (7,591)
      Increase in computer software costs         (5,315)        (4,958)
                                                --------       --------
        Net cash used in investing activities   (109,016)      (126,490)
                                                --------       --------

Cash flows from financing activities:
      Principal payments under capital
        lease obligations                         (1,288)        (1,330)
      Proceeds from issuance of long-term debt    20,000         20,000
      Payments of long-term debt                 (26,401)       (21,929)
      Issuance of common stock                     8,397          7,381
      Purchase of treasury stock                 (13,355)       (10,855)
      Dividends paid                             (19,029)       (17,134)
                                                --------       --------
        Net cash used in
          financing activities                   (31,676)       (23,867)
                                                --------       --------

Net increase (decrease) in cash and
  cash equivalents                               (14,789)        11,844
Cash and cash equivalents at beginning
  of period                                       57,663         42,505
                                                --------       --------
Cash and cash equivalents at end of period      $ 42,874       $ 54,349
                                                ========       ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information

                                                        (in thousands)
                                                          (UNAUDITED)
                                                       NINE MONTHS ENDED
                                               October 3,   September 27,
                                                  1998          1997
                                              ------------- -------------

Cash paid during the first nine months for:

    Interest (net of amount capitalized,
      $1,665 in 1998 and $2,616 in 1997)         $19,062       $18,643
                                                 =======       =======

    Income taxes                                 $33,293       $30,049
                                                 =======       =======

Supplemental disclosure of non-cash investing and financing activity

    Capital lease obligations of $1,166,000 and $4,550,000 were incurred during the nine month period ended October 3, 1998 and September 27, 1997 respectively, when the Company entered into real estate leases.

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

   The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the end of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2. EARNINGS PER COMMON SHARE

   Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  INVENTORIES

    Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Net income reflects the application of the LIFO method based upon estimated annual inflation. LIFO expense was $1.2 million in the first three quarters of 1998 and $.6 million in the first three quarters of 1997. In the third quarter of 1998, LIFO expense was $.4 million as compared to $.2 million in the third quarter of 1997.

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:


                                                    (in thousands)
                                         (Unaudited)
                                          October 3,          January 3,
                                              1998               1998
                                         -------------       ------------

   Land and improvements                   $  141,766         $  129,752
   Buildings                                  300,302            279,310
   Furniture, fixtures & equipment            495,054            454,564
   Leasehold interests & improvements         315,439            277,560
   Construction in progress                     8,255             29,124
                                           ----------         ----------
                                            1,260,816          1,170,310
   Less accumulated depreciation and
      amortization                            438,825            392,401
                                           ----------         ----------
                                           $  821,991         $  777,909
                                           ==========         ==========

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  LONG-TERM DEBT

    In April 1998, the Company received the proceeds of a $20 million senior uncollateralized debt financing. The term of the debt is 10 years with an average life of 7 years and an interest rate of 6.3%.

6.  ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a company's operations. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that the new standards will not necessitate any changes to existing financial reporting.

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP will be effective for the Company beginning January 3, 1999 (fiscal 1999). The SOP will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company currently capitalizes these costs. Although amounts capitalized in fiscal 1999 must be adjusted to conform to this SOP, the Company does not anticipate that there will be a material impact on its results of operations or financial position after SOP 98-1 is adopted.

    In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 1999. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

                  HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  SALES

  Sales and other revenues rose 5.0% for the first three quarters of 1998, to $2.473 billion, an increase of $118 million over the first three quarters of 1997. Supermarket sales increased $112 million or 4.9%. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $6 million. Sales from supermarkets that were open in both periods reported ("identical store sales") were up 1.0%. Comparable store sales, which include results from expanded and relocated stores, increased 1.7% in the first three quarters of 1998.

  In the third quarter of 1998, sales and other revenues were $855 million, an increase of $35 million or 4.2% over those reported for the same period of 1997. Identical store sales increased 1.0% in the third quarter, while comparable store sales were up 1.6%. It should be noted that sales from the Independence Day holiday period were included in the second quarter of this year and the third quarter last year, but identical and comparable store sales have been adjusted to reflect this holiday shift.

  GROSS MARGIN

  During the first nine months of 1998, gross margins increased to 25.2% of sales and other revenues in comparison to 24.8% for the comparable 1997 period. For the third quarter of 1998, gross margin was 25.5% versus 24.8% for the third quarter of 1997. The 1998 increases are the result of improved selling margins in certain of the Company's marketing territories. The Company continues to focus on maintaining a competitive pricing strategy.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased to 20.1% of sales and other revenues in the first three quarters of 1998 as compared to 19.9% in the comparable 1997 period. For the third quarter of 1998, selling, general and administrative expenses were

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  19.8% of sales and other revenues up from 19.5% for the third quarter of 1997. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in all periods presented, increased as a percentage of sales in the 1998 reporting periods.

  INTEREST EXPENSE, NET

  Net interest expense expressed as a percentage of sales and other revenues was 0.8% in the first three quarters of 1998 and the first three quarters of 1997. Net interest expense was 0.8% in the third quarter of 1998 versus 0.7% in the third quarter of 1997. The third quarter increase is primarily the result of a reduction in capitalized interest due to the Company's decreased construction activities.

  INCOME TAXES

  The effective income tax rate decreased in the first three quarters of 1998 to 38.0% from 38.3% in the corresponding period of 1997. In the third quarter of 1998 the effective income tax rate decreased to 37.9% from 38.3% in the third quarter of 1997. These lower rates are the result of a reduction in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1998 to be in the 37.8% to 38.1% range.

  NET EARNINGS AND EARNINGS PER COMMON SHARE

  Net earnings increased 14.4% in the first three quarters of 1998 to $67 million or 2.7% of sales and other revenues, an increase of approximately $9 million from 1997 first three quarters net earnings of $58 million or 2.5% of sales and other revenues. Net earnings increased 13.3% in the third quarter of 1998 to $26 million or 3.0% of sales and other revenues, an increase of approximately $3 million from 1997 third quarter net earnings of $23 million or 2.8% of sales and other revenues. Expressed as a percentage of sales, net earnings increased in both the third quarter and first three quarters of 1998 as increased sales and margins, coupled with a reduction in the income tax rate, were only partially offset by higher selling, general and administrative expenses.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Basic earnings per common share in the first three quarters of 1998 were $1.58 as compared to $1.38 in the first three quarters of 1997, an increase of 14.5%. Diluted earnings per common share (Note 2) were $1.55 in the first three quarters of 1998 as compared to $1.37 in the first three quarters of 1997.

  Basic earnings per common share were $.61 in the third quarter of 1998 versus $.54 in the third quarter of 1997, an increase of 13.0%. Diluted earnings per common share (Note 2) were $.60 in the third quarter of 1998 as compared to $.53 in the third quarter of 1997.

  The Company continues to evaluate its home shopping service in the Boston, Massachusetts market called Hannaford's HomeRuns(R). This service generated a net loss of approximately $.11 per common share in the first three quarters of 1998 and $.08 per common share in the first three quarters of 1997. Management estimates that this service will reduce both basic and diluted earnings by a minimum of $.13 per common share in fiscal 1998.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  OVERVIEW

  Measures of liquidity for the periods presented are as follows:

                                          (Dollars in millions)
                                       October 3,         January 3,
                                          1998               1998
                                       ----------         ----------
  Cash and cash equivalents                $43                $58
  Working capital (FIFO inventory)         $38                $39
  Unused lines of revolving credit         $68                $54
  Unused lines of short-term credit        $ 5                $30
  Current ratio (FIFO inventory)          1.15               1.15

  Cash and cash equivalents decreased $15 million to $43 million at the end of the third quarter of 1998. This decrease was the result of cash used in financing and investing activities partially offset by cash provided by operating activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At October 3, 1998, the Company had $24 million outstanding on its revolving lines of credit. Management believes that the Company is in a solid financial position to carry out its current expansion and operating plans.

  CASH FLOWS FROM OPERATING ACTIVITIES

  Cash provided by operating activities was $126 million in the first three quarters of 1998, a decrease of $36 million from $162 million provided in the first three quarters of 1997. This decrease is primarily attributable to a decrease in accounts payable and an increase in inventories. The fluctuations within these accounts are part of the Company's normal business operations.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  CASH FLOWS FROM INVESTING ACTIVITIES

  Cash used in investing activities decreased $17 million in the first three quarters of 1998 to $109 million from $126 million in the first three quarters of 1997. This decrease is the result of the Company's reduced capital investment and the increased net book value of assets sold during the current year. During the first three quarters of 1998, the Company completed the sale of certain assets relating to supermarkets that were closed in January 1998 which had been written down to their estimated fair values in the fourth quarter of 1997.

  Capital investments totaled $118 million in the first three quarters of 1998 and were composed of $112 million in additions to property, plant and equipment, $5 million in deferred charges and computer software costs and $1 million in non-cash capital lease additions. These capital investments consist primarily of costs incurred in building and equipping new and expanded supermarkets and in improvements necessary to maintain current facilities and systems. In 1998, the Company expects to spend in excess of $140 million on new, relocated and expanded stores to open in 1998 and 1999 and improvements necessary to maintain current facilities and systems.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  During the first three quarters of 1998, the Company opened 13 supermarkets including 8 new stores, 2 relocations and 3 expansions. These supermarkets, together with their square footage of selling area, are listed below:
                                                  Square Footage
                         Location                  Selling Area
  Northeast
                      Machias, ME (expansion)          18,000
                      Lincoln, ME (expansion)          19,000
                      Rindge, NH                       39,000
                      Herkimer, NY                     41,000
                      Hampstead, NH                    34,000
  Southeast
                      Rocky Mount, NC                  41,000
                      Gastonia, NC                     42,000
                      Richmond, VA (expansion)         34,000
                      York County, VA                  41,000
                      Virginia Beach, VA               40,000
                      Portsmouth, VA                   41,000
                      Southport, NC (relocation)       30,000
                      Wilmington, NC (relocation)      34,000

  In January 1998, the Company closed seven southeastern stores in non-core markets with limited opportunity for profitable growth. These closures will allow the Company to focus on its key southeastern market regions during 1998. The Company plans to invest approximately $50 million in new, remodeled and expanded stores in its key southeastern markets in 1998.

  During the fourth quarter of 1998, the Company expects to open one expanded supermarket as well as a number of remodeled stores. This program is subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 4.2% in 1998. Construction will also start on a number of stores to be opened in 1999. Current projections for 1999 indicate that the Company's square footage of selling area will increase by approximately 4.5%, including five new stores and four expansions. This growth does not reflect the investment to remodel twelve existing stores, significantly modernizing the store formats. By the end of 1999, about two-thirds of the Company's stores will have been newly constructed, expanded or remodeled within the last five years. The 1998 capital program is being financed by internally generated funds, leases and long-term debt.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  CASH FLOWS FROM FINANCING ACTIVITIES

  Cash used in financing activities was $32 million in the first three quarters of 1998 as compared to $24 million in the first three quarters of 1997. This reduction in cash flows of $8 million is principally the result of increased payments of long-term debt. The Company purchased 317,000 shares of common stock during the first three quarters of 1998 at a cost of $13 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $8 million received during the first three quarters of 1998 from the issuance of 317,000 shares of treasury stock. The Company paid $19 million in dividends to common shareholders in the first three quarters of 1998.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issues

Year 2000 (Y2K) issues arise from the inability of some computer-based systems to properly recognize and process dates after December 31, 1999. Most of the Company's key business processes (such as, product procurement, warehousing, product delivery, inventory identification, retail sales and financial information reporting) depend on computer-based systems.

In 1996, the Company initiated a readiness plan to address Y2K issues. The readiness plan addresses three major segments: (1) IT systems including mainframe, PC-desktop and in-store systems; (2) non-IT (facilities) systems including all retail stores, distribution centers, corporate offices and other owned real estate; and (3) business partners including product vendors, utility and communication providers, banks and landlords. Phases of the readiness plan common to each major segment include data collection, assessment and prioritization, resolution, testing and implementation, and monitoring ongoing compliance. The Company currently expects to complete all phases of its readiness plan as follows:

         IT Systems
              Mainframe                                      Fourth Quarter 1998
              Network                                         First Quarter 1999
              PC-Desktop                                      First Quarter 1999
              In-store                                       Second Quarter 1999

         Facilities Systems                                   First Quarter 1999

         Business Partners                                    Ongoing

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company will send surveys to all business partners during the fourth quarter of 1998, requesting information regarding the status of their individual Y2K compliance efforts. The most important suppliers of products and services will be contacted in person or by telephone for verification of their status.

More than 40% of the Company's IT systems utilize a standard calendar routine. This routine has been reprogrammed to be Y2K compliant. In addition, the Company plans to extend this calendar routine to nearly all IT systems where it was not previously used. This standardization has simplified the Company's remediation efforts and has reduced the cost of the readiness plan. As a final step, the Company will test systems deemed critical by running them in a fully integrated Y2K environment. Critical systems include, but are not limited to, product procurement systems for supermarkets and warehouses, in-store retail sales systems and centralized financial systems including payroll and banking relations. The Company has used outside consultants to help with various phases of the readiness plan. However, the Company is relying on its own associates to verify all test results prior to implementation.

Based on current information, management expects that the Company will not experience significant disruption in operations as a result of Y2K issues.
Management believes it has identified the principal hardware and software modifications that must be made in order to address the most significant Y2K issues. To date, the Company has not established a contingency plan for possible Y2K interruptions. Management will establish contingency plans based on actual testing experience and assessment of outside risks. The Company anticipates that it will have a fully developed contingency plan by the second quarter of 1999. This plan will be reviewed and updated throughout the balance of 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because the Company's Y2K compliance is partially dependent upon key business partners also being Y2K compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of not being fully Y2K compliant include temporary supermarket closings, delays in the delivery of grocery products, errors in purchase orders and other financial transactions and the inability to efficiently process customer purchases. In addition, business disruptions could result from the loss of power or the loss of communication links between supermarkets, warehouses and headquarters locations. However, management believes that the Company's store base is broad enough to minimize the impact of isolated disruptions.

The total cost associated with anticipated Y2K modifications is not material to the Company's results of operations, financial condition or cash flows. The total estimated cost of the readiness plan, including the cost of internal resources, is approximately $4 to $5 million, of which approximately $3 million has been incurred through the end of the third quarter of 1998. Most of the Company's additional budgeted Y2K expenditures are earmarked for completion of facilities systems testing and for continuing interaction with business partners. These costs do not include amounts capitalized in the normal course of business to replace or upgrade older, outdated systems whose replacement was not accelerated due to Y2K issues. All costs are being funded by operating cash flows and the costs of the readiness plan are being expensed as incurred. Management does not anticipate deferring any technology-related projects due to these costs or the implementation of its readiness plan. The cost of the conversions and the projected completion dates are based on management's best estimates and will be updated as additional information becomes available.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

From time to time, information provided by the Company or statements made by its associates may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Year 2000 issue, the Company's expected future tax rates, projected costs of the home shopping service, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

(1) Hannaford's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower than expected inflation, product cost fluctuations particularly in perishable categories, changes in product mix or the use of promotional items, both of which may affect pricing strategy, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general or regional economic conditions are all factors which could adversely affect sales projections. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, interest rates or the Company's cost of borrowing, by increases in labor rates due to low unemployment or other factors, by unanticipated costs related to the opening and closing of stores or by the inability to control various expense categories.

(2) Hannaford's future growth is dependent on its ability to expand its retail square footage. Increases in interest rates or the Company's cost of capital, the unavailability of funds for capital expenditures and the inability to develop new stores or convert existing stores as rapidly as planned are all risks to projected future expansion.

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

                                PART II

Item 5:  Other Information

    A limited review was made of the results of the three-month and nine-month periods ended October 3, 1998, by PricewaterhouseCoopers, L.L.P.

Item 6:  Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulation SK

        15 Letter of PricewaterhouseCoopers, L.L.P. furnished pursuant to Regulation SX.

        23 Letter of PricewaterhouseCoopers, L.L.P. regarding incorporation by reference to certain Forms S-8 of the Registrant.

        27    Financial Data Schedule

    (b) There were no reports on Form 8-K filed during the quarter ended October 3, 1998.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HANNAFORD BROS. CO.



Date November 12, 1998
                                               Blythe J. McGarvie
                                               Executive Vice President
                                               (Chief Financial Officer)



Date November 12, 1998
                                               Charles H. Crockett
                                               Assistant Secretary