Form 10-K
period 1999-01-02
HANNAFORD BROTHERS CO
filed 1999-03-11
CIK 45379

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  The aggregate market value of the Common Stock, $.75 par value, held by non-affiliates as of March 3, 1999, was $1,423,557,092. This calculation assumes that all shares of Common Stock beneficially held by directors and executive officers of the Registrant are owned by "affiliates".

  As of March 3, 1999, there were 42,272,475 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE
  PART III: Proxy Statement for Annual Meeting of Shareholders to be held on May 19, 1999.
                            Exhibit Index on Page: 58

FORM 10-K                HANNAFORD BROS. CO. 1-7603

          JANUARY 2, 1999



                                   PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

Hannaford Bros. Co. (the "Registrant" or the "Company") was incorporated in Maine in 1902 as the successor to a business established by the Hannaford family in 1883. Its principal executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.Its telephone number is (207) 883-2911.

Approximately 25.6% of the outstanding shares of the Registrant's common stock, par value $.75 per share, is owned by certain members of the Sobey family of Stellarton, Nova Scotia, and certain companies and trusts controlled by them (the "Sobey Parties").

Fiscal year 1998 consisted of 52 weeks of operations as compared to 53 weeks in 1997 and 52 weeks in 1996. The Company closes its fiscal year on the Saturday closest to December 31.

Consolidated sales and other revenues for 1998 were $3.324 billion, an increase of 3.0% over 1997 sales and other revenues of $3.226 billion. Identical store sales were up 2.2% for fiscal year 1998 compared to an increase of 0.4% in 1997. Comparable store sales were up 2.4% for fiscal year 1998. Both identical and comparable store sales have been adjusted to exclude the 53rd week in 1997.

The Registrant ships food and food-related products from its distribution centers to an additional 19 independent retail food stores. Sales to these wholesale accounts amounted to 2.1% of total sales in 1998. Other revenues from such activities as home shopping, trucking, real estate and retail services amounted to about 1.5% of total sales.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant, through its operations and those of its subsidiaries, is principally involved in the retail food business. The Registrant considers its business a single segment under the applicable reporting rules. See Item 8, Financial Statements and Supplementary Data.

NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant is a multi-regional food retailer, with 150 supermarkets located throughout Maine, New Hampshire and Vermont, and in parts of New York, Massachusetts, Virginia, North Carolina and South Carolina. Its stores are operated primarily under the names Shop 'n Save7 and Hannaford7. The Registrant offers consumers comprehensive product variety and outstanding freshness and quality in perishables, at competitive prices, from modern and convenient facilities. The Registrant also operates 108 pharmacies within the Registrant's supermarkets and combination stores.

Of the Registrant's 104 supermarkets in the northeastern region of the United States, more than 75% are either new or have been expanded or relocated in the past 10 years. During this period, a number of smaller outdated facilities have been closed or sold.

The Registrant operates 46 supermarkets located in Virginia, North Carolina and South Carolina. Eleven of these stores were acquired by the Registrant in July 1994, six were acquired in September 1995 and twenty-nine were newly constructed since 1995.

The Registrant operates 124 combination stores with selling areas ranging from 22,300 to 61,700 square feet. These combination stores offer under one roof the traditional all-department supermarket, together with other services and expanded lines of general merchandise.

The following tables set forth certain statistical information regarding the Registrant's operations at the dates indicated:

                                            FISCAL YEAR
NUMBER OF STORES       1994         1995       1996        1997       1998
                       ----         ----       ----        ----       ----


      Beginning          93          118        134         139        148
      Opened             10           13         13          15         11
      Closed             (5)          (3)        (7)         (6)        (9)
      Sold                0            0         (1)          0          0
      Acquired           20            6          0           0          0
                        ---          ---        ---         ---        ---
      Ending            118          134        139         148        150
                        ===          ===        ===         ===        ====


AVERAGE SQUARE FEET
  OF SELLING AREA
  PER STORE          30,100       31,100     32,300      33,400     34,500

TOTAL SQUARE FEET
 OF SELLING AREA  3,547,000    4,166,000  4,490,000   4,947,000  5,171,000

As illustrated by the foregoing tables, the Registrant has continued to expand its food store operations.

During 1998, net selling square footage increased 4.5%. The Registrant opened eight new food stores with selling areas ranging from 34,100 square feet to 42,300 square feet, relocated two existing stores to larger, new facilities and closed seven non-core southeast stores that had limited potential for profitable growth.

During 1999, the Registrant expects to open four new food stores, one of which will be located in a northeastern market and three in southeastern markets. The new stores will have 42,300 square feet of selling area. The Registrant will undertake a number of major remodeling projects in 1999 that improve its presentation to consumers, but that do not add square footage. It is expected that net retail selling area will increase approximately 3.7% in 1999.

As part of its ongoing expansion program, the Registrant will also consider the acquisition of additional supermarkets, if attractive opportunities become available.

The Registrant owns four distribution facilities which support its retail operations, as follows:

1. Distribution facility in South Portland, Maine, which primarily services certain store locations in Maine, New Hampshire and Massachusetts. This facility warehouses grocery, fresh fruits and vegetables, frozen foods, meat, and dairy products in approximately 521,000 square feet of floor area, and has dock facilities for 89 highway trailers. This distribution center, as well as the others, has a dedicated on-line computerized warehouse management system, which efficiently controls the movement of product through the facility and schedules labor for greater efficiency and productivity. Productivity in the distribution facilities also has been enhanced through the use of employee incentive payment programs.

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

4. A 200,000 square foot distribution facility in Winthrop, Maine. This facility distributes health and beauty care products, specialty foods, pharmaceuticals and some general merchandise to all of the Registrant's retail outlets. This facility has converted from a conventional management system to a team-based one similar to that used in the Schodack, New York, distribution center.

Hannaford Trucking Company, a wholly-owned subsidiary, transports merchandise to and from the Registrant's distribution facilities and is licensed as an irregular route common carrier with 48 state authority. Hannaford Trucking Company also hauls products for third-party customers, thereby reducing the number of miles that its trucks travel empty.

In the Boston, Massachusetts market the Registrant is continuing to test a home shopping service called Hannaford's HomeRuns7. Consumers shop from a catalog, placing their order via phone, fax or the Internet. Orders are selected at a dedicated fulfillment center and delivered the next day. Prices are competitive with those in local supermarkets.

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

During 1997, the Registrant completed the conversion of its primary private brand from "Shop 'n Save7" to "Hannaford7".

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

No material expenditures were made during fiscal 1996, 1997 or 1998 on research activities relating to new or improved products, services or techniques.

The Registrant does not foresee that material capital outlays will be needed or that material increases in operating expenses will be incurred for the purpose of compliance with any statutory requirement respecting environmental quality.

As of January 2, 1999, the Registrant had approximately 7,900 full-time and 15,700 part-time employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Neither the Registrant nor any of its subsidiaries engages in any operations in foreign countries, nor is a material portion of sales and revenues derived from retail customers in foreign countries.

ITEM 2.  PROPERTIES

The Registrant owns 58 of its 150 food stores and leases the remaining 92 locations. It owns all 4 of its distribution facilities and leases its general office facility in Scarborough, Maine. The Registrant's properties are located in Maine, New Hampshire, Vermont, northern Massachusetts, eastern upstate New York, southern Virginia, North Carolina and South Carolina. The Registrant believes that its properties are well maintained and are appropriate for its business needs.

The number of stores and facilities operated and the square feet of space at January 2, 1999, consisted of:

                                                    (In thousands)

                                                 Square       Square Footage
                                                Footage           Selling
                                 Units         Gross Area           Area

    Stores                        150             7,224            5,171
    Distribution and
      administrative facilities     5             1,860              --
                                  ---             -----            -----
          Total                   155             9,084            5,171


The following table sets forth expiration dates of leased facilities, assuming exercise of all renewal options:

                   Lease                                 Administrative
                Expiration          Food stores            Facilities

                 1999-2008                2
                 2009-2018                4
                 2019-thereafter         86                   1
                                        ----                 ---
                                         92                   1


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

HUGH G. FARRINGTON           54      President                    09/30/77
                                     Chief Executive Officer

Mr. Farrington was elected President in 1984 and designated Chief Executive Officer in 1992. He had held the position of Chief Operating Officer from 1984 to 1992. He had been Executive Vice President from 1981 until his election as President. He has been employed by the Registrant in various operating, supervisory and executive capacities since 1968.

RICHARD A. ANICETTI          41      Executive Vice President -   08/10/94
                                     Southeast Operations

Mr. Anicetti was elected Executive Vice President - Southeast Operations in May 1998. He had been Senior Vice President and General Manager, Southeast Operations since December 1995, Senior Vice President, Retail Operations for the southeast from 1994 to 1995, and Vice President - Retail Operations/General Manager, New Hampshire and Massachusetts from 1989 to 1994. He has been employed by the Registrant since 1980 in various retail management capacities.

                               SERVED AS AN EXECU-
NAME                      AGE        POSITION            TIVE OFFICER SINCE:

PAUL A. FRITZSON           45     Executive Vice President,      01/02/92
                                  Strategic Development

Mr. Fritzson was elected Executive Vice President - Strategic Development in May 1998. He had been Senior Vice President, Marketing, Merchandising and Distribution since December 1995, Senior Vice President, Marketing from 1994 to 1995, Vice President - Marketing from 1992 to 1994 and Vice President, General Merchandise from 1990 to 1992. He had served previously in various staff and merchandising capacities since 1978.

ANDREW P. GEOGHEGAN, ESQ.  48     Senior Vice President,         09/14/87
                                  Secretary & General Counsel

Mr. Geoghegan was elected Senior Vice President, Secretary and General Counsel in May 1996. He joined the Registrant as Vice President, General Counsel in September 1987. He was elected Secretary in 1992. From 1979 to 1987 he was in private law practice with the firm of Kassoy, Lopez & Geoghegan Law Corporation, Beverly Hills, California, specializing in corporate, tax and real estate law.

RONALD C. HODGE            51     Executive Vice President -     08/10/94
                                  Sales & Northeast Operations

Mr. Hodge was elected Executive Vice President - Sales & Northeast Operations in May 1998. He had been Senior Vice President, Northeast Operations since December 1995, Senior Vice President, Retail Operations from 1994 to 1995 and Vice President - Retail Operations/General Manager, New York and Vermont from 1989 to 1994. He has been employed by the Registrant in various retail management capacities since 1980.

BLYTHE J. MCGARVIE           42      Executive Vice President,    11/14/94
                                     Chief Financial Officer

Ms. McGarvie was elected Executive Vice President and Chief Financial Officer in May 1998. She had been Senior Vice President and Chief Financial Officer from 1995 to 1998. She joined the Registrant as Senior Vice President - Finance in November 1994. From 1991 to 1994 she was Chief Administrative Officer for the Pacific Rim Group of Sara Lee Corporation. From 1985 to 1991 she was employed by Kraft General Foods in various finance positions.

                               SERVED AS AN EXECU-
NAME                        AGE        POSITION          TIVE OFFICER SINCE:

MICHAEL J. STROUT            44      Executive Vice President,    12/19/94
                                     Human Resources

Mr. Strout was elected Executive Vice President - Human Resources in May 1998. He had served as Senior Vice President - Human Resources since rejoining the Registrant in December 1994. From 1990 through 1994 he was Vice President - Human Resources and later Senior Vice President - Human Resources at Tops Markets, Inc., Buffalo, New York. From 1985 to 1990 Mr. Strout had been employed by the Registrant in various Human Resource management positions.

                                    Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Registrant has been listed on the New York Stock Exchange since July 18, 1986. The following table sets forth the dividends per share and the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes during each quarter of 1997 and 1998.



                                    QUARTERLY
                                         SALE PRICE              DIVIDENDS
                                    HIGH               LOW       PER SHARE

1st Quarter, 1998                 $46.438           $38.750        .150
2nd Quarter, 1998                  46.938            43.375        .150
3rd Quarter, 1998                  47.000            41.250        .150
4th Quarter, 1998                  53.000            40.063        .150

1st Quarter, 1997                 $36.000           $33.125        .135
2nd Quarter, 1997                  36.250            30.500        .135
3rd Quarter, 1997                  37.000            32.750        .135
4th Quarter, 1997                  44.125            34.563        .135




There are approximately 17,000 record holders of the Common Stock. Fiscal 1998 was the fiftieth consecutive year that dividends were paid on the Common Stock and the thirty-sixth consecutive year that the aggregate dividend paid per share (after adjusting for stock splits) has increased. On February 12, 1999, the Board of Directors voted to increase the quarterly dividend to $.165 per share for the dividend due to be paid on March 25, 1999. Future dividends will depend on the Registrant's earnings and financial condition.

Item 6.  Selected Financial Data


                                                                                    Fiscal Year
                                                            --------------------------------------------------------------
                                                                1998        1997         1996         1995         1994
                                                                         (In thousands except per share amounts)
EARNINGS STATEMENT DATA:

Sales and other revenues.................................    $3,323,588  $3,226,433   $2,957,559   $2,568,061   $2,291,755
Cost of sales............................................     2,480,346   2,427,287    2,242,784    1,951,248    1,728,499
                                                              ---------   ---------    ---------    ---------    ---------

Gross margin.............................................       843,242     799,146      714,775      616,813      563,256
Selling, general and administrative expense..............       664,357     635,355      568,033      481,017      437,548
Impairment loss..........................................             -      39,950            -            -            -
                                                              ---------   ---------    ---------    ---------    ---------

Operating profit.........................................       178,885     123,841      146,742      135,796      125,708
Interest expense, net....................................        26,577      26,425       22,204       19,368       21,360
                                                              ---------   ---------    ---------    ---------    ---------

Earnings before income taxes.............................       152,308      97,416      124,538      116,428      104,348
Income taxes.............................................        57,661      37,769       49,333       46,227       42,060
                                                              ---------   ---------    ---------    ---------    ---------
Net earnings.............................................    $   94,647  $   59,647   $   75,205   $   70,201   $   62,288
                                                              =========   =========    =========    =========    =========

Per common share:

   Basic earnings per share..............................    $     2.24  $     1.41   $     1.78   $     1.67   $     1.50
                                                              =========   =========    =========    =========    =========

   Diluted earnings per share............................    $     2.21  $     1.40   $     1.76   $     1.66   $     1.49
                                                              =========   =========    =========    =========    =========

   Cash dividends........................................    $      .60  $      .54   $      .48   $      .42   $      .38
                                                              =========   =========    =========    =========    =========

                                                               January     January      December     December     December
                                                               2, 1999     3, 1998      28, 1996     30, 1995     31, 1994
BALANCE SHEET DATA:                                              (Dollar amounts in thousands except per share data)
Working capital..........................................    $   36,279  $   20,873   $   21,796   $   23,512   $   42,707
Total assets.............................................     1,284,538   1,227,190    1,183,727      961,830      877,605
Current maturities:
   Long-term debt........................................        19,296      18,155       14,213       11,246       14,409
   Obligations under capital leases......................         2,108       1,873        1,775        1,467        1,382
Long-term debt, excluding current maturities.............       220,130     235,850      227,525      150,648      153,687
Obligations under capital leases, excluding current
  maturities.............................................        73,866      75,687       75,198       69,747       69,552
Shareholders' equity.....................................       663,350     601,029      569,156      518,677      454,475
Book value per share.....................................    $    15.70  $    14.22   $    13.46   $    12.26   $    10.88


FORM 10-K              HANNAFORD BROS. CO. 1-7603           JANUARY 2, 1999



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

RESULTS OF OPERATIONS

Overview

Sales and other revenues for 1998 amounted to $3.324 billion, an increase of 3.0% over last year's sales and other revenues of $3.226 billion. Fourth quarter sales and other revenues in 1998 were $850 million, as compared to $871 million, a decrease of 2.4%. Identical store sales, adjusted to exclude the 53rd week in 1997, were up 2.2% in the fourth quarter and up 1.3% for the year. Comparable store sales, also adjusted for the 53rd week in 1997, were up 2.4% in the fourth quarter and 1.9% for the year 1998.

Consolidated net earnings in 1998 were up 12.1% and fourth quarter earnings were up 7.0% over 1997, before consideration of a 1997 pre-tax, non-cash accounting charge of $40 million. On a reported basis, consolidated net earnings for fiscal year 1998 were $95 million, which represents an increase of 58.7% over the $60 million reported last year. Diluted net earnings per common share were $2.21, as compared to $1.40 last year. For the fourth quarter, consolidated net earnings were $28 million, as compared to the $1 million reported last year. Diluted net earnings per common share in the quarter were $.65 this year compared to $.03 for the same period in 1997.

The following table sets forth, for the years indicated, the percentages which selected items in the consolidated statements of earnings are to sales and other revenues and the percentage change in the dollar values of such items as compared to the indicated prior year:

                                                    YEAR-TO-YEAR PERCENTAGE
   PERCENTAGE OF SALES                              CHANGE IN DOLLAR VALUES
    AND OTHER REVENUES                                 1998        1997
 EXCEPT PER SHARE AMOUNTS                          Compared to  Compared to
 1998     1997      1996                               1997        1996

  100.0%   100.0%   100.0%  Sales and other revenues       3.0%       9.1%
  =====    =====    =====

   25.4     24.8     24.2   Gross margin                   5.5       11.8

                            Selling, general and
   20.0     19.7     19.2     administrative expenses      4.6       11.9
      -      1.3        -   Impairment loss             (100.0)         -
  -----    -----    -----

    5.4      3.8      5.0   Operating profit              44.5      (15.6)

    0.8      0.8      0.8   Interest expense, net          0.6       19.0
  -----    -----    -----

    4.6      3.0      4.2   Earnings before income taxes  56.3      (21.8)

    1.7      1.2      1.7   Income taxes                  52.7      (23.4)
  -----    -----    -----

    2.9%     1.8%     2.5%  Net earnings                  58.7      (20.7)
  =====    =====    =====

                            Earnings per share:
  $2.24    $1.41    $1.78     Basic                       58.9      (20.8)
   ====     ====     ====

  $2.21    $1.40    $1.76     Diluted                     57.9      (20.5)
   ====     ====     ====

  $ .60    $ .54    $ .48   Cash dividends per share      11.1       12.5
   ====     ====     ====

Sales

Sales and other revenues rose 3.0% in 1998, to $3.324 billion, an increase of $97 million over 1997 results. Fiscal year 1998 contained 52 weeks of operations as compared to 53 weeks in 1997. This additional week accounted for approximately $58 million of additional sales in 1997. The Company's real sales growth in 1998 exceeded 6.7% after adjusting for the 53rd week of sales in 1997 and the 1997 sales attributable to seven non-core southeastern supermarkets closed in January 1998. Sales from supermarkets that were open in both periods presented, adjusted to exclude the 53rd week of sales in 1997 ("identical store sales"), increased $39 million or 1.3%. Additional supermarket sales of $53 million resulted from the net impact of new, expanded, relocated and closed stores offset by the 53rd week of sales in 1997. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $5 million. Comparable store sales, which include results from expanded and relocated stores on a 52-week basis in both years presented, increased 1.9% in 1998.

Identical store sales were up 2.2% in the fourth quarter of 1998 while comparable store sales were up 2.4% in the quarter. The Company attributes these increases to a strong holiday sales season.

In 1997, sales and other revenues were $3.226 billion, an increase of $269 million or 9.1% over 1996 results. Retail sales increased $259 million or 9.0%. Identical store sales reflected an increase of 0.4% while comparable store sales increased 2.3%. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $10 million.

Gross Margin

Gross margins increased in 1998 to 25.4% of sales and other revenues in comparison to 24.8% in 1997. The 1998 increase is the result of improved selling margins in most of the Company's marketing territories. A portion of this increase was the result of an inventory shrinkage reduction initiative which combined store level associates and vendor partners using integrated information technology. The Company continues to focus on maintaining a competitive pricing strategy.

Gross margins increased in 1997 to 24.8% of sales and other revenues in comparison to 24.2% in 1996. This increase is the result of improved selling margins in certain of the Company's marketing territories coupled with better operations in the Southeast, including the Company's new distribution facility which began product delivery in November 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 20.0% of sales and other revenues in 1998 as compared to 19.7% in 1997. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, increased as a percentage of sales in the current year. In addition to increased direct labor costs, the Company incurred increased costs related to its employee benefit plans (Note 6).

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

Impairment Loss

The Company recorded a non-cash charge of $40 million in the fourth quarter of fiscal 1997 (Note 4). Expressed as a percentage of sales the impairment loss was 1.3% of sales and other revenues. Approximately $24 million of the impairment loss relates to supermarket assets and related costs for seven southeastern stores in non-core markets that were closed in January 1998. The remaining $16 million relates to supermarket assets which continue to be used in the operations of the Company.

Interest Expense, Net

Net interest expense expressed as a percentage of sales and other revenues was 0.8% in all years presented.

Net interest expense in 1998 was $27 million, an increase of 0.6% from 1997 interest expense of $26 million. This slight increase is primarily the result of a decrease in capitalized interest from reduced construction activity offset by a decrease in average debt levels.

Net interest expense in 1997 was $26 million, an increase of 19.0% from 1996 net interest expense of $22 million. This increase is primarily the result of an increase in average debt levels coupled with a decrease in invested cash which is reflected as a decrease in interest income.

Income Taxes

The provision for income taxes includes both federal and state income taxes. The effective tax rate decreased in 1998 to 37.9% from 38.8% in 1997 and 39.6% in 1996. These lower effective tax rates are the result of reductions in the Company's overall state income tax rate. In addition, the 1998 reduced rate was positively impacted by a tax benefit related to the Company's donation of food products. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for 1999 and thereafter to be in the 37.8% to 38.2% range.

Net Earnings and Earnings Per Common Share

Net earnings increased 58.7% in 1998 to $95 million or 2.9% of sales and other revenues, an increase of $35 million from 1997 net earnings of $60 million or 1.8% of sales and other revenues. Before the 1997 fourth quarter impairment loss, net earnings for 1998 increased by 12.1% over 1997 results. This increase is the result of increased sales and gross margin coupled with a reduced income tax provision, partially offset by an increase in selling, general and administrative expenses.

Net earnings for the fourth quarter of 1998 were $28 million versus 1997 fourth quarter net earnings of $1 million. Basic and diluted earnings exhibited a similar increase to $.66 per common share for the fourth quarter of 1998 versus $.03 per common share for the fourth quarter of 1997. This increase is primarily the result of the impairment loss. Before the impairment loss, net earnings for the fourth quarter of 1998 were up 7.0% over 1997 results.

Net earnings decreased 20.7% in 1997 to $60 million or 1.8% of sales and other revenues, a decrease of $15 million from 1996 net earnings of $75 million or 2.5% of sales and other revenues. This decrease is primarily the result of the impairment loss that was booked in the fourth quarter of 1997. Before the impairment loss, net earnings for 1997 were $84 million, an increase of 12.3% over the $75 million reported in 1996. This increase is the result of increased sales and gross margin, partially offset by an increase in selling, general and administrative expenses.

Basic earnings per common share in 1998 were $2.24 as compared to $1.41 in 1997, an increase of 58.9%. Diluted earnings per common share (Note 1J) were $2.21 in 1998, an increase of 57.9% from $1.40 reported for 1997. Before the impairment charge, diluted earnings per common share were $2.24 in 1998 as compared to $1.99 in 1997, an increase of 12.6%. Management estimates that the extra week of operations in the fourth quarter of 1997 increased net earnings by approximately $0.04 per share.

Basic earnings per common share in 1997 were $1.41 as compared to $1.78 in 1996, a decrease of 20.8%. Diluted earnings per common share (Note 1J) were $1.40 in 1997, a decrease of 20.5% from the $1.76 reported for 1996. Before the impairment charge, basic earnings per common share were $2.00 as compared to $1.78 in 1996, an increase of 12.4%.

The Company is continuing to test a home shopping service in the Boston, Massachusetts market called Hannaford's HomeRuns(R). The majority of its customer orders are generated from an internet-based, virtual shopping experience. This service generated a net loss of approximately $0.16 per share in 1998, $0.11 in 1997 and $.05 per share in 1996. Management will continue to test this business venture in 1999.

Year 2000 Issues

Year 2000 (Y2K) issues arise from the inability of some computer-based systems to properly recognize and process dates after December 31, 1999. The Company is dependent on computer hardware, software, systems and processes ("IT Systems") and non-information technology systems, such as telephones, clocks, scales, refrigeration controllers and other equipment containing embedded microprocessor technology ("Facilities Systems"). Most of the Company's key business processes, such as product procurement, warehousing, product delivery, inventory and labor management, retail sales and financial information reporting, depend on these systems.

In 1996, the Company initiated a readiness plan to address Y2K issues. The readiness plan addresses two major segments: (1) IT Systems including mainframe, PC-desktop and in-store systems; and (2) Facilities Systems including all retail stores, distribution centers, corporate offices and other owned real estate. Phases of the readiness plan common to each segment include data collection, assessment and prioritization, resolution, testing and implementation, and monitoring ongoing compliance. The Company currently expects to complete all phases of its readiness plan as follows:

         IT Systems
              Mainframe                                       Completed
              Network                                         March 1999
              PC-Desktop                                      August 1999
              In-store                                        August 1999

         Facilities Systems                                   June 1999

More than 40% of the Company's IT Systems utilize a standard calendar routine. This routine has been reprogrammed to be Y2K compliant. In addition, the Company is extending this calendar routine to nearly all IT

Systems where it was not previously used. This standardization has simplified the Company's remediation efforts and has reduced the cost of the readiness plan. As a final step, the Company will test systems deemed critical by running them in a fully integrated Y2K environment. Critical systems include, but are not limited to, product procurement systems for supermarkets and warehouses, in-store retail sales systems and centralized financial systems including payroll and banking activities. The Company has used outside consultants to help with various phases of the readiness plan. However, the Company is relying on its own associates to verify all test results prior to implementation.

The readiness plan for all IT Systems is progressing on schedule. The Company's mainframe applications have been remediated and tested in a Y2K environment. In addition, all mainframe systems software has been tested with an actual calendar rollover from 1999 to 2000. The Company has completed all mainframe Y2K work and will continue to monitor ongoing compliance.

Facilities Systems work has been completed at all retail stores and corporate offices. The Y2K readiness plan for Distribution Centers and other owned real estate is currently scheduled to be completed by June 1999.

In addition to the readiness plan addressing IT and Facilities Systems, the Company contacted critical business partners (product suppliers, service providers, and those with which the Company exchanges information) in January 1999, requesting information regarding the status of their individual Y2K compliance plans. This effort will also consist of analyzing specific partners' responses and personally contacting those deemed most critical, for verification of their status. The Company currently expects that all critical business partners will have been contacted and Y2K readiness verified by June 1999.

Based on current information, management expects that the Company will not experience significant disruption in operations as a result of Y2K issues.
Management believes it has identified the principal hardware and software modifications that must be made in order to address the most significant Y2K issues. The Company is currently in the process of establishing a contingency plan to address mission critical processes in the event of a Y2K caused failure. Management will establish the plan based on actual testing experience and assessment of outside risks. The Company currently anticipates that it will have a fully developed contingency plan by June 1999. This plan will be reviewed and updated throughout the balance of 1999.

Because the Company's Y2K compliance is partially dependent upon key business partners also being Y2K compliant on a timely basis, there can be no guarantee that the Company's overall efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of not being fully Y2K compliant include temporary supermarket closings, delays in the delivery of merchandise, errors in purchase orders and other financial transactions and the inability to efficiently process customer purchases. In addition, business disruptions could result from the loss of power or the loss of communication links between supermarkets, warehouses and headquarters locations. However, management believes that the Company's store base is broad enough to minimize the impact of isolated disruptions.

The total cost associated with anticipated Y2K modifications is not material to the Company's results of operations, financial condition or cash flows. The total estimated cost of the readiness plan, including the cost of internal resources, is approximately $4 to $5 million, of which approximately $3.5 million has been incurred through the end of 1998. Most of the Company's additional budgeted Y2K expenditures are earmarked for completion of Facilities Systems testing, PC-desktop remediation, and for continuing interaction with business partners. These costs do not include amounts capitalized in the normal course of business to replace or upgrade older, outdated systems whose replacement was not accelerated due to Y2K issues. All costs are being funded by operating cash flows, and the costs of the readiness plan are being expensed as incurred. Management does not anticipate deferring any technology-related projects due to these costs or the implementation of its readiness plan. The cost of the conversions and the projected completion dates are based on management's current best estimates and are subject to revision as additional information becomes available.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

Measures of liquidity at the end of the last three fiscal years were as follows:
                                            (Dollars in millions)
                                   1998           1997           1996
                                 ----------   ------------   ------------

Cash and cash equivalents            $60            $58            $43
Working capital (FIFO inventory)     $56            $39            $39
Unused lines of revolving credit     $58            $54            $48
Unused lines of short-term credit    $ 1            $30            $35
Current ratio (FIFO inventory)       1.22           1.15           1.16

The Company continued to maintain a strong capital position at the end of fiscal 1998. Cash and cash equivalents increased $2 million to $60 million at the end of the year. This increase was the result of cash provided by operating activities offset by cash used in financing and investing activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At January 2, 1999, the Company had $34 million outstanding on its revolving lines of credit. The Company is in a solid financial position to carry out its current internal expansion and potential external growth plans in 1999.

In February 1999, the Company renewed a stock repurchase program authorizing the repurchase of up to $100 million in shares of Hannaford common stock over the next three years. The program authorizes purchases on the open market and through privately negotiated transactions. Shares repurchased by the Company are held as treasury shares and are available to the Company for use in funding its stock-based benefit plans and, when authorized, for other corporate purposes. During 1998, the Company reacquired 360,000 shares at a cost of $15 million, all of which were used to fund issuances under stock-based benefit plans.

Cash Flows from Operating Activities

Cash provided by operating activities was $184 million in 1998, a slight decrease from the $190 million provided in 1997. This decrease is primarily attributable to an increase in inventories, receivables and prepayments, partially offset by an increase in deferred taxes. The fluctuations within these accounts are part of the Company's normal business operations.

Cash provided by operating activities was $190 million in 1997, a decrease of $11 million from the $201 million provided in 1996. This decrease is primarily attributable to a reduction in cash flows provided by net working capital items partially offset by an increase in depreciation and amortization. The impairment loss was a non-cash charge. Although it impacted certain components of cash flows from operating activities, it had no net impact on cash provided by operating activities.

Cash Flows from Investing Activities

Cash used in investing activities decreased $24 million during 1998 to $133 million from $157 million in 1997. This decrease is the result of the Company's reduced capital investment coupled with the increased net book value of assets sold during the year. During 1998, the Company completed the sale of certain assets relating to supermarkets that were closed in January 1998 and written down to their estimated fair values in 1997.

Capital investments totaled $143 million in 1998 and were composed of $136 million in additions to property, plant and equipment, $6 million in computer software costs and deferred charges and $1 million in non-cash capital lease additions. These 1998 capital investments consist primarily of costs incurred in building and equipping new, expanded and remodeled stores and for improvements necessary in maintaining current facilities and systems.

Net retail selling space for supermarkets increased 4.5% in 1998 to 5,171,000 square feet at year-end, an increase of 224,000 square feet over 1997 year-end sales area. During 1998, the Company opened fourteen supermarkets including eight new stores, two relocations and four expansions. In January 1998, the Company closed seven southeastern stores in non-core markets with limited opportunity for profitable growth.

The number of supermarkets and square footage of selling area at year-ends 1998, 1997 and 1996 are summarized below:

                                 SUPERMARKETS
                         Number of         Square Footage
                           Units            Selling Area

           1998            150                5,171,000
           1997            148                4,947,000
           1996            139                4,490,000

New, relocated and expanded supermarkets in 1998, together with their square footage of selling area, are listed below:

                                                   Square Footage
                            Location                Selling Area

  Northeast
                      Machias, ME (expansion)          18,000
                      Lincoln, ME (expansion)          19,000
                      Rindge, NH                       39,000
                      Herkimer, NY                     41,000
                      Hampstead, NH                    34,000
                      St. Albans, VT (expansion)       40,000

  Southeast
                      Rocky Mount, NC                  41,000
                      Gastonia, NC                     42,000
                      Richmond, VA (expansion)         34,000
                      York County, VA                  41,000
                      Virginia Beach, VA               40,000
                      Portsmouth, VA                   41,000
                      Southport, NC (relocation)       30,000
                      Wilmington, NC (relocation)      34,000

During 1998, the Company also opened a number of remodeled supermarkets. The growth in the Company's square footage of selling area does not reflect this investment to remodel twelve existing stores, significantly modernizing the store formats. By the end of 1999, approximately two-thirds of the Company's supermarkets will have been newly constructed, expanded or remodeled within the last five years.

Cash used in investing activities decreased $60 million during 1997 to $157 million from $217 million in 1996. This decrease is primarily the result of the Company's reduced capital investment in 1997 following the construction of a new distribution facility in the Southeast in 1996. Capital investments totaled $168 million in 1997 and were composed of $153 million in additions to property, plant and equipment, $10 million in deferred charges and computer software costs and $5 million in non-cash capital lease additions.

Cash Flows from Financing Activities

Cash used in financing activities was $49 million in 1998, as compared to $17 million in 1997. This reduction in cash flows of $32 million is primarily the result of increased payments of long-term debt coupled with reduced proceeds from the issuance of long-term debt. During 1998, the Company received $20 million of proceeds from a senior uncollateralized debt financing. During 1997, the Company received $20 million of proceeds from a senior uncollateralized debt financing and $7 million of proceeds from borrowings on its revolving line of credit. In 1998, the Company made $35 million in payments on its long-term debt as compared to $14 million in 1997. This increase of $21 million is the result of the Company, during 1998, making $12 million in prepayments on its long-term debt obligations coupled with the repayment of $4 million on its revolving lines of credit (Note 2). In 1998, the Company purchased 418,000 shares of common stock at a cost of $18 million. The majority of this repurchased stock was used to fund the Company's stock based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $11 million received during 1998 from the issuance of 392,000 shares of treasury stock.

The Company paid $25 million in dividends to common shareholders in 1998. Quarterly cash dividends declared during 1998 totaled $.60 per common share, an increase of 11.1% over the $.54 per share declared during 1997. This was the thirty-sixth consecutive year that the aggregate dividend paid per common share, after adjustment for stock splits and stock dividends, has increased. Common stock dividend payments in 1998 represented 26.8% of net earnings available to common shareholders. In February 1999, the Company declared an increased quarterly dividend on its common stock of $.165 per share, payable March 25, 1999. The new quarterly dividend of $.165 per share represents an increase of 10.0% over the $.15 per share paid in each quarter of 1998.

Cash used in financing activities was $17 million in 1997 as compared to $51 million of cash provided by financing activities in 1996. This decrease in cash flows of $68 million is principally the result of reduced proceeds from the issuance of long-term debt.

1999 Capital Program

Total capital expenditure commitments are projected to be in excess of $160 million in 1999, primarily for new store constructions, store relocations, expansions and remodels, equipment, vehicles and other asset expenditures. During 1999, this program will be subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 3.7% during 1999. A number of projects scheduled to start in 1999 will not be completed until 2000. The 1999 capital program is expected to be financed by internally generated funds, long-term debt and leases.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or statements made by its associates may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Year 2000 issue, the Company's expected future tax rates, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to, the following:

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

(2) Hannaford's future growth is dependent on its ability to expand its retail square footage, either de-novo or through acquisitions. Increases in interest rates or the Company's cost of capital, the unavailability of funds for capital expenditures and the inability to develop new stores or convert existing stores as rapidly as planned are all risks to projected future expansion.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
Hannaford Bros. Co.:

In our opinion, the consolidated financial statements listed in Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Hannaford Bros. Co. and Subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


s/PricewaterhouseCoopers, LLP


Portland, Maine
January 21, 1999

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                      (In thousands)
                                               January 2,        January 3,
                                                  1999              1998
                                              ------------      ------------

Current assets:
    Cash and cash equivalents                  $   59,722        $   57,663
    Accounts receivable, net                       22,869            14,918
    Inventories (note 1C)                         201,219           188,767
    Prepaid expenses                                6,116             7,801
    Deferred income taxes (note 8)                  5,952             6,912
                                                ---------         ---------
       Total current assets                       295,878           276,061

Property, plant and equipment, net
   (notes 1D, 2 and 4)                            823,368           777,909

Leased property under capital leases, net          54,911            58,516
   (note 3)
Other assets:
    Goodwill, net (notes 1F and 4)                 63,517            67,552
    Deferred charges, net (note 1G)                25,074            28,724
    Computer software costs, net (note 1H)         19,318            16,551
    Miscellaneous assets                            2,472             1,877
                                                ---------         ---------
       Total other assets                         110,381           114,704
                                                ---------         ---------

                                               $1,284,538        $1,227,190




See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                     (In thousands except per share amounts)
                                                January 2,     January 3,
                                                   1999           1998
                                               ------------   ------------
Current liabilities:
   Current maturities of long-term debt (note 2) $   19,296     $   18,155
   Obligations under capital leases (note 3)          2,108          1,873
   Accounts payable                                 186,626        182,252
   Accrued payroll                                   27,254         25,526
   Other accrued expenses                            23,873         24,553
   Income taxes                                         442          2,829
                                                  ---------      ---------
      Total current liabilities                     259,599        255,188

Deferred income tax liabilities (note 8)             28,859         18,265

Other liabilities                                    38,734         41,171

Long-term debt (note 2)                             220,130        235,850

Obligations under capital leases (note 3)            73,866         75,687

Shareholders' equity (notes 5 and 7):

   Class A Serial Preferred stock, no par,
     authorized 2,000 shares                              -              -
   Class B Serial Preferred stock, par value
     $.01 per share, authorized 28,000 shares             -              -
   Common stock, par value $.75 per share:
     Authorized 110,000 shares;
     42,338 and 42,338 shares
     issued.                                         31,754         31,754
   Additional paid-in capital                       109,664        115,130
   Preferred stock purchase rights                      423            423
   Retained earnings                                525,344        456,063
                                                  ---------      ---------
                                                    667,185        603,370
   Less common stock in treasury
     85 and 59 shares                                 3,835          2,341
                                                  ---------      ---------
        Total shareholders' equity                  663,350        601,029
                                                  ---------      ---------
                                                 $1,284,538     $1,227,190

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                     (In thousands except per share amounts)
                                                     FISCAL YEAR
                                           1998         1997        1996
                                       -----------   ----------  ----------

Sales and other revenues                $3,323,588   $3,226,433  $2,957,559
Cost of sales                            2,480,346    2,427,287   2,242,784
                                         ---------    ---------   ---------

Gross margin                               843,242      799,146     714,775
Selling, general and administrative
  expenses                                 664,357      635,355     568,033
Impairment loss (note 4)                         -       39,950           -
                                         ---------    ---------   ---------

Operating profit                           178,885      123,841     146,742

Interest expense, net (notes 1I and 2)      26,577       26,425      22,204
                                         ---------    ---------   ---------

Earnings before income taxes               152,308       97,416     124,538

Income taxes (note 8)                       57,661       37,769      49,333
                                         ---------    ---------   ---------

   Net earnings                         $   94,647   $   59,647  $   75,205
                                         =========    =========   =========

Earnings per share (note 1J):

   Basic                                $     2.24   $     1.41  $     1.78
                                         =========    =========   =========
   Diluted                              $     2.21   $     1.40  $     1.76
                                         =========    =========   =========

Cash dividends per share                $      .60   $      .54  $      .48
                                         =========    =========   =========

Weighted average number of common shares
  outstanding                   Basic       42,277       42,287      42,298
                                         =========    =========   =========
                                Diluted     42,884       42,732      42,621
                                         =========    =========   =========


See accompanying notes to consolidated financial statements.



                                                      HANNAFORD BROS. CO. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                   Additional
                                              Common Stock     Paid-in   Preferred Stock  Retained  Treasury Stock
                                             Shares   Amount   Capital   Purchase Rights  Earnings  Shares  Amount
Balance, December 30, 1995                   42,298   $31,724  $121,974       $423        $364,556

     Net earnings                                                                           75,205
     Cash dividends on common stock                                                        (20,302)
     Shares issued to certain shareholders
       per agreement                             20        15       484
     Shares issued under employee
       benefit plans                             20        15    (3,059)                             410  $12,250
     Treasury stock purchases                                                                       (468) (14,129)
                                             ------   -------  --------       ----        --------  ----  -------

Balance, December 28, 1996                   42,338    31,754   119,399        423         419,459  ( 58)  (1,879)

     Net earnings                                                                           59,647
     Cash dividends on common stock                                                        (23,043)
     Shares issued under employee
       benefit plans                                             (4,269)                             399   13,917
     Treasury stock purchases                                                                       (400) (14,379)
                                             ------   -------  --------       ----        --------  ----  -------

Balance, January 3, 1998                     42,338    31,754   115,130        423         456,063   (59)  (2,341)

     Net earnings                                                                           94,647
     Cash dividends on common stock                                                        (25,366)
     Shares issued under employee
       benefit plans                                             (5,466)                             392   16,514
     Treasury stock purchases                                                                       (418) (18,008)
                                             ------   -------  --------       ----        --------  ----  -------

Balance, January 2, 1999                     42,338   $31,754  $109,664       $423        $525,344  ( 85) $(3,835)
                                             ======   =======  ========       ====        ========  ====  =======


See accompanying notes to consolidated financial statements.


FORM 10-K              HANNAFORD BROS. CO. 1-7603           JANUARY 2, 1999


                     HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (In thousands)
                                               1998      1997      1996
Cash flows from operating activities:
  Net income                                 $ 94,647  $ 59,647  $ 75,205
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Impairment loss                                -    39,950         -
     Depreciation and amortization             96,739    93,953    77,420
     (Increase) decrease in inventories       (12,452)    2,891   (33,689)
     (Increase) decrease in receivables and
      prepayments                              (6,202)      599      (805)
     Increase in accounts payable and
      accrued expenses                          2,986       440    77,889
     Increase (decrease) in income
      taxes payable                            (2,387)      297     2,532
     Increase (decrease) in deferred taxes     11,554    (7,815)    2,523
     Other operating activities                (1,081)     (446)       96
                                             --------  --------  --------
        Net cash provided by
         operating activities                 183,804   189,516   201,171

Cash flows from investing activities:
  Acquisition of property, plant
   and equipment                             (135,904) (152,862) (215,067)
  Sale of property, plant and equipment, net    9,156     6,143     5,958
  Increase in computer software costs          (7,262)   (6,205)   (5,933)
  (Increase) decrease in deferred charges         911    (4,054)   (1,930)
        Net cash used in investing
         activities                          (133,099) (156,978) (216,972)

Cash flows from financing activities:
  Principal payments under capital
   lease obligations                           (1,740)   (1,788)   (1,493)
  Proceeds from issuance of long-term debt     20,000    26,600   106,500
  Payments of long-term debt                  (34,580)  (14,418)  (28,994)
  Issuance of common stock                     11,048     9,648     9,707
  Purchase of treasury stock                  (18,008)  (14,379)  (14,129)
  Dividends paid                              (25,366)  (23,043)  (20,302)
                                             --------  --------  --------
        Net cash (used in) provided by
         financing activities                 (48,646)  (17,380)   51,289
                                             --------  --------  --------

Net increase in cash and cash equivalents       2,059    15,158    35,488
Cash and cash equivalents at beginning
   of year                                     57,663    42,505     7,017
                                             --------  --------  --------
Cash and cash equivalents at end of year     $ 59,722  $ 57,663  $ 42,505
                                             ========  ========  ========

See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information

                                                      (In thousands)

                                                1998       1997       1996
                                                ----       ----       ----

Cash paid during the year for:
       Interest (net of amount capitalized,
         $1,935 in 1998, $3,463 in 1997 and
         $3,357 in 1996)                      $27,397    $26,396    $22,765

       Income taxes                            47,658     41,202     42,577

Supplemental disclosure of noncash investing and financing activities

    Capital lease obligations totalling $1,166,000, $4,550,000 and $7,652,000 were incurred during 1998, 1997 and 1996, respectively, when the Company entered into real estate leases.

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

B.  PRINCIPLES OF CONSOLIDATION

The Company's fiscal year ends on the Saturday closest to December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of January 2, 1999, for fiscal year 1998 (52 weeks), January 3, 1998, for fiscal year 1997 (53 weeks), and December 28, 1996, for fiscal year 1996 (52 weeks). All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

C.  INVENTORIES

Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Approximately 87% of inventories were valued using the LIFO method in 1998 as compared to 84% in 1997. Other inventories are stated at the lower of cost (first-in, first-out) or market. The current cost of groceries, general merchandise and pharmaceuticals exceeded the LIFO valuation by $19,583,000 at January 2, 1999, $18,037,000 at January 3, 1998
and $17,076,000 at December 28, 1996. LIFO expense charged to cost of goods sold was $1,546,000 in 1998, $961,000 in 1997 and $1,468,000 in 1996.

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

  AVERAGE
DEPRECIATION                                             (In thousands)
   RATE                                              1998           1997
------------                                       --------       --------
    3%       Land and improvements               $  141,706     $  129,752
    3%       Buildings                              300,708        279,310
   13%       Furniture, fixtures and equipment      506,512        454,564
    4%       Leasehold interests and improvements   324,106        277,560
             Construction in progress                 8,790         29,124
                                                  ---------      ---------
                                                  1,281,822      1,170,310
             Less accumulated depreciation
             and amortization                       458,454        392,401
                                                  ---------      ---------
                                                 $  823,368     $  777,909
                                                  =========      =========

E.  STORE OPENING COSTS

The noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed as they are incurred.

F.  GOODWILL

Goodwill, which represents the excess of costs of assets acquired over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over various periods not exceeding 20 years. The Company evaluates, on an ongoing basis, the carrying value of goodwill and will make a specific provision when impairment is identified (Note 4). Goodwill amortization expense charged to operations was $4,035,000 in 1998, $5,534,000 in 1997 and $5,140,000 in 1996.

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

Amortization expense related to these deferred charges was $3,715,000 in 1998, $3,599,000 in 1997 and $3,246,000 in 1996.

H.  CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. The majority of capitalized software costs are amortized on a straight-line method over a period of five years. Amortization expense charged to operations was $4,495,000 in 1998, $3,312,000 in 1997 and $2,338,000 in 1996.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP will be effective for the Company beginning January 3, 1999 (fiscal 1999). SOP 98-1 will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Amounts capitalized in fiscal 1999 must be adjusted to conform to SOP 98-1. The Company does not anticipate that there will be a material impact on its results of operations or financial position after SOP 98-1 is adopted.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

I.  CAPITALIZED INTEREST

The Company capitalizes interest as part of the cost of acquiring and constructing certain assets. Capitalized interest was $1,935,000 in 1998, $3,463,000 in 1997 and $3,357,000 in 1996.

J.  EARNINGS PER COMMON SHARE

Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised and have been determined by dividing net earnings by the weighted average number of diluted shares of common stock outstanding during the year.

K.  FAIR VALUE DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents, accounts receivable and notes receivable: The carrying amounts reported in the balance sheet for these items approximate their fair values.

    Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's long-term debt, including current maturities, was approximately $239,426,000 at January 2, 1999. The fair value of the long-term debt is estimated to be $249,549,000 at January 2, 1999.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

L.  ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement Of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a company's operations. Both statements were effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that these new standards do not necessitate any changes to existing financial reporting.

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

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

2.  EXTERNAL FINANCING

At January 2, 1999, the Company had revolving credit lines with several banks totalling $92,000,000 with interest rates determined by different borrowing options including prime, quoted money market or LIBOR plus a premium. At January 2, 1999, there were $34,100,000 of outstanding borrowings under these credit lines with a weighted-average interest rate of 5.8%. The agreements provide for conversion of revolving credit loans to term loans with principal payments due in quarterly installments over a period of four years. The loan agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of working capital, debt and tangible net worth. The lines require a commitment fee of 0.21% on the unused portion of the line. There are no compensating balances required during the commitment period.

In addition, the Company had an unused, uncommitted short-term bank line of credit of $11,000,000 at January 2, 1999. Of this amount, approximately $10,295,000 is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

In April 1998, the Company received the proceeds of a $20,000,000 senior uncollateralized debt financing. The term of the debt is 10 years with an average life of 7 years and an interest rate of 6.3%.

At January 2, 1999, real estate and equipment with a net book value of approximately $79,490,000 served as collateral for debt of approximately $60,897,000.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Net interest expense was as follows:
                                              (In thousands)

                                       1998       1997       1996
                                       ----       ----       ----

Interest on debt                     $19,012    $20,108    $17,460
Capital lease interest                 9,630      9,902      9,351
Capitalized interest                  (1,935)    (3,463)    (3,357)
Interest income                         (130)      (122)    (1,250)
                                      ------     ------     ------
                                     $26,577    $26,425    $22,204
                                      ======     ======     ======


Long-term debt consists of the following:

                                                         (In thousands)
                                                        1998         1997

   Uncollateralized senior notes due in varying
   annual installments through 2016 with interest
   from 6.2% to 9.0%.                                 $139,600      $136,250

   Collateralized by real estate, due in
   varying installments through 2011 with
   interest from 7.5% to 10.3%                          59,619        70,665

   Uncollateralized revolving credit loans with
   interest from 5.6% to 6.5%                           34,100        38,100

   Collateralized by equipment, due in 1999 with
   interest from 6.3% to 7.4%.                           1,278         2,983

   Other                                                 4,829         6,007
                                                       -------       -------

                                                       239,426       254,005

   Less current portion                                 19,296        18,155
                                                       -------       -------
                                                      $220,130      $235,850
                                                       =======       =======

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

The   uncollateralized   senior  note  agreements  contain  certain  restrictive
covenants, which among other provisions, limit total debt and require minimum levels of tangible net worth.

Maturities of long-term debt at January 2, 1999, are as follows:

                                                    (In thousands)
                              1999                      $ 19,296
                              2000                        24,791
                              2001                        25,581
                              2002                        26,229
                              2003                        25,650
                              2004 and thereafter        117,879
                                                         -------
                                                        $239,426

                    HANNAFORD BROS. CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

3.  LEASED ASSETS AND LEASE COMMITMENTS

The Company's financial structure includes leases of certain stores, office facilities, and equipment. Initial lease terms range from 3 to 45 years with the majority of lease terms between 20 and 25 years. Substantially all leases contain renewal options. Certain leases contain a provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Most of the real estate leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises.

The Company's investment in real property under capital leases was as follows:
                                                     (In thousands)
                                                  1998            1997
                                                  ----            ----

Real property                                   $82,500         $84,494
Less accumulated amortization                    27,589          25,978
                                                 ------          ------
Net real property under capital leases          $54,911         $58,516
                                                 ======          ======

Amortization of property under capital leases was $4,217,000 in 1998, $4,381,000 in 1997 and $4,004,000 in 1996.

Future minimum rental payments under capital lease obligations and operating leases at January 2, 1999, are as follows:
                                                      (In thousands)
                                                  Capital      Operating
                                                   Leases        Leases

                      1999                       $ 11,784       $ 21,541
                      2000                         11,900         19,979
                      2001                         11,769         18,668
                      2002                         11,997         18,132
                      2003                         12,139         16,975
                      2004 and thereafter         110,541        171,055
                                                  -------        -------

               Total minimum lease payments       170,130       $266,350

               Less:
                 Imputed interest (at rates
                   from 6.50% to 21.13%)           94,156
               Present value of net mini-
                 mum lease payments                75,974
               Less current portion                 2,108
               Long-term portion of obligations  $ 73,866

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $2,507,000 and $8,797,000, respectively, due in the future under noncancellable subleases. They also do not include contingent rentals that may be payable under certain leases.

Total rent expense, net of executory costs, was as follows:

                                               (In thousands)

                                    1998           1997           1996
                                 ----------     ----------     ----------

Capital leases:
   Contingent rentals             $   123        $   194        $   169
                                   ------         ------         ------

Operating leases:
   Minimum rentals                 21,439         20,584         19,019
   Contingent rentals                   2            714            491
   Rentals from subleases          (1,843)        (1,492)          (690)
                                   ------         ------         ------
                                   19,598         19,806         18,820
                                   ------         ------         ------
                                  $19,721        $20,000        $18,989
                                   ======         ======         ======

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

4.  IMPAIRMENT LOSS

In December 1997, the Company determined that certain of its supermarket assets and identifiable intangibles, including goodwill, were impaired. Based on a review of Company locations and considering the expected operating cash flows along with the estimated market value of the assets as if they were to be sold or disposed of, an impairment loss of $39,950,000 was recognized. Approximately $24,000,000 of the asset impairment loss related to supermarket assets and associated costs for stores that were closed in January 1998 and being held for sale or disposal, and $15,950,000 related to supermarket assets which the Company continued to use in its operations. In 1997 the operating losses of these closed supermarkets were not material.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

5.  CAPITAL STOCK

In December 1997, the Company adopted a Shareholder Rights Plan which became effective upon the expiration of the Company's existing rights plan on February 4, 1998. The replacement plan is substantially identical to the previous plan, except for modification to the exercise and redemption prices of the new rights, and the term of the rights plan. The terms of the plan provide for a dividend distribution of one right for each share of Hannaford common stock to holders of record at the close of business on February 4, 1998. The rights will become exercisable only in the event an acquiring party (excluding the Sobey Parties under certain circumstances and certain other persons) accumulates 20% or more of Hannaford voting stock, or if a party announces an offer which would result in it owning 30% or more of Hannaford voting stock. The rights will expire on February 4, 2001. Each right will entitle the holder to buy one one-hundredth of a share of a series of junior participating preferred stock of Hannaford at a price of $60. In addition, upon the occurrence of a merger or other business combination, certain self-dealing transactions with an owner of 20% or more of Hannaford voting stock or the acquisition by a person or group of 30% or more of Hannaford voting stock, holders of the rights will be entitled to purchase either participating preferred stock of Hannaford or shares in an "acquiring entity" at half of market value. Hannaford will be entitled to redeem the rights at 1 cent per right any time until the tenth day following the acquisition by an acquiring person or group of a 20% position in its voting stock.

In May 1997, the shareholders of the Company approved an amendment to the Hannaford Bros. Co. Employee Stock Purchase Plan. This amendment increased the total authorized shares for this Plan by an additional 750,000 shares thereby permitting continued use of the Plan in future years.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

In May 1996, the Company amended and extended its existing standstill agreement with certain shareholders ("the Sobey Parties"). The amendment extends the term of the standstill agreement to December 31, 1998, subject to automatic renewal for successive one-year periods (but not beyond December 31, 2000) unless by July 31 of a given year either the Company or any of the Sobey Parties gives written notice of an intention not to further extend the term of the standstill agreement. The amendment also made technical changes to the agreement which will allow the Company greater flexibility in the use of common stock to compensate employees and directors and permitted adoption of a new Shareholder Rights Plan through February 4, 2001, on substantially the same terms as the prior Rights Plan. The amendment maintains the Sobey Parties' ownership limit at approximately 25.6% of the Company's voting stock, except in certain circumstances specified by the agreement. Under the agreement, whenever the Company issues shares of voting stock to third parties, the Sobey Parties generally have the right to purchase sufficient shares from the Company to maintain a 25.6% level of ownership. In 1996, the Company issued 19,600 common shares to the Sobey Parties pursuant to their purchase rights under the agreement. All sales to the Sobey Parties pursuant to the standstill agreement have been made at market prices. Due to the Company's share repurchase program to fund stock-based benefit plans no new shares were issued by the Company, and so the Sobey Parties purchased no additional shares in 1997 or 1998.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

6.  EMPLOYEE BENEFIT PLANS

The Company maintains a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees' length of service and earnings. The Company's policy is to fund the plan based upon legal requirements and tax regulations. Plan assets consist of common stocks, cash and cash equivalents and fixed income investments. The Board of Directors approved an amendment to the plan which converted it to a cash balance plan effective January 1, 1998. This resulted in the remeasurement of the plan's projected benefit obligation. The accrued pension costs as of January 2, 1999 and January 3, 1998, together with the 1998 and 1997 net pension expense, reflect the plan's remeasurement.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits which changes the disclosures previously required by SFAS No. 87 and SFAS No. 106. The Company has adopted SFAS No. 132 and has restated its disclosures of pension and other postretirement benefits for the years ended January 2, 1999 and January 3, 1998. The Company also maintains an unfunded supplemental executive retirement plan that provides benefits in excess of those limited in the cash balance plan by maximum compensation and benefit limitations.

The Company also provides a defined contribution 401(k) plan to substantially all employees. Amounts charged to expense for this plan were $6,561,000 in 1998, $2,916,000 in 1997 and $3,076,000 in 1996. Effective for 1998, the Company
increased the percentage of its matching contribution to this 401(k) plan.

In addition, the Company provides certain health care and life insurance benefits for retired employees ("postretirement benefits"). Substantially all employees may become eligible for these benefits if they reach early or normal retirement age and accrue 10 years of service while working for the Company. The postretirement health care plan is contributory for most participants with retiree contributions adjusted annually. Life insurance benefits are not available for employees who retired after January 1, 1996.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

The following tables set forth the change in plans' benefit obligations and assets as well as the plans' funded status reconciled with the amounts shown in the Company's financial statements at January 2, 1999 (1998 plan year) and January 3, 1998 (1997 plan year):

                                                        (In thousands)
                                           Pension Benefits     Postretirement Benefits

                                             1998    1997           1998      1997
                                             ----    ----           ----      ----
Change in benefit obligation:
  Benefit obligation at beginning of year  $84,201  $ 71,057       $3,118    $ 5,380
  Service cost                               4,690     3,128           36         35
  Interest expense                           6,247     5,793          228        248
  Amendments                                     -         -         (369)       (12)
  Actuarial loss (gain)                      8,462     7,182          571     (1,882)
  Benefits paid                             (5,608)   (2,959)        (439)      (651)
                                            ------   -------        -----     ------
  Benefit obligation at end of year        $97,992  $ 84,201       $3,145    $ 3,118
                                            ======   =======        =====     ======

Change in plan assets:
  Fair value of plan assets at beginning
    of year                                $88,385  $ 70,391       $    0    $     0
  Actual return on plan assets               3,123    20,074            0          0
  Employer contribution                      4,818       879          439        651
  Benefits paid                             (5,608)   (2,959)        (439)      (651)
                                            ------   -------        -----     ------
  Fair value of plan assets at end of year $90,718  $ 88,385       $    0    $     0
                                            ======   =======        =====     ======

  Funded status                            $(7,274) $  4,184      $(3,145)  $(3,118)
  Unrecognized transition obligation (ass     (227)     (258)       7,381     8,283
  Unrecognized prior service cost            2,549     2,873            0         0
  Unrecognized net actuarial loss (gain)     3,192   (12,662)      (5,149)   (6,273)
  Accrued benefit cost                     $(1,760) $ (5,863)     $  (913)  $(1,108)


                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% for 2000 and remain at that level thereafter.



                                                        (In thousands)
                                          Pension Benefits     Postretirement Benefits

                                        1998    1997    1996       1998    1997     1996
                                        ----    ----    ----       ----    ----     -----
Components of net periodic benefit cost:
  Service cost                        $ 4,690  $3,128  $4,709      $ 36    $ 35     $ 70
  Interest expense                      6,247   5,793   5,155       228     248      438
  Expected return on plan assets      (10,162) (7,062) (7,194)        0       0        0
  Amortization of transition
    obligation (asset)                    (31)    (31)    (31)      533     552      553
  Amortization of prior service cost      322     322     322         0       0        0
  Recognized net actuarial loss (gain)   (318)     28   1,371      (553)   (612)    (386)
                                      -------   -----  ------      ----    ----     ----
                                     $    748  $2,178 $ 4,332     $ 244   $ 223    $ 675
                                      =======   =====  ======      ====    ====     ====

Weighted-average assumptions as of
  September 30 (the plans measurement
      date):
    Discount rate                       6.50%   7.50%   8.25%     6.50%   7.50%    8.25%
    Expected return on plan assets     10.50%  10.50%   9.50%        -       -        -
    Rate of compensation increase       4.50%   4.50%   4.50%        -       -        -


The projected benefit obligation and accumulated benefit obligation for the unfunded supplemental executive retirement plan were $2,192,000 and $2,176,000 respectively as of January 2, 1999 and $2,259,000 and $2,257,000 respectively as of January 3, 1998. The projected benefit obligation for the defined benefit plan was $95,800,000 with a fair value of plan assets of $90,718,000 at January 2, 1999.

A 1% change in the assumed health care cost trend rates would not have a material effect on the benefit obligation or expense of postretirement benefits.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

7. EMPLOYEE STOCK PLANS

The 1988 and 1998 Stock Plans provide for the granting to officers and other key employees options to purchase common stock at 100% of the market price on the date of grant. Under the 1988 Stock Plan 2,800,000 shares were authorized for grant and under the 1998 Stock Plan 6,000,000 shares were authorized for grant. The 1988 and 1998 Stock Plans allow the granting of both incentive stock options and non-qualified stock options. Under the 1988 and 1998 Stock Plans, both incentive stock options and non-qualified stock options may have various vesting schedules, but generally none are exercisable until at least one year following the grant. All options may be exercised for cash or by exchanging currently owned shares, or both. Under the 1988 and 1998 Plans, exchanged shares may trigger the granting of non-qualified "reload" options for the balance of the original option term. Original option grants expire ten years from the date of grant. Incentive stock option activity for the last three fiscal years was as follows:

                                          (Share Amounts in Thousands)
                                1998                  1997                 1996
                                    Weighted              Weighted             Weighted
                                    Average               Average              Average
                                    Exercise              Exercise             Exercise
                         Shares       Price     Shares     Price     Shares     Price

Outstanding at
  beginning of year       1,512      $27.57      1,422    $24.91      1,362    $22.37
Granted                     520       44.70        367     34.63        359     30.39
Exercised                  (224)      24.76       (261)    22.85       (287)    19.63
Cancelled                   (48)      37.47        (16)    30.89        (12)    26.74
                          -----                  -----                -----
Outstanding at end
  of year                 1,760       32.72      1,512     27.57      1,422     24.91
Exercisable at end
  of year                   921       26.01        912     24.02        902     22.42


                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Non-qualified stock option activity was as follows:

                                            (Share Amounts in Thousands)
                                1998                  1997                 1996
                                    Weighted              Weighted             Weighted
                                    Average               Average              Average
                                    Exercise              Exercise             Exercise
                         Shares       Price     Shares     Price     Shares     Price

Outstanding at
  beginning of year        470       $30.29       366     $28.18       218     $24.60
Granted                     92        44.82       117      35.57       189      31.30
Exercised                  (52)       30.82       (13)     27.89       (35)     19.96
Cancelled                   (4)       41.07         -          -        (6)     29.01
                           ---                   ----                  ---
Outstanding at end
  of year                  506        32.55       470      30.02       366      28.18
Exercisable at end
  of year                  290        28.67       252      26.68       151      24.60


Available for future
  grants (all plans)     5,444            -        92          -       569          -

Exercise prices for options outstanding as of January 2, 1999 ranged from $18.81 to $50.63. The weighted-average remaining contractual life of these options is approximately 7.6 years.

The Employee Stock Purchase Plan enables participating employees to purchase common stock through payroll deduction of up to 5% of eligible compensation. The Company pays interest on the accumulated withholdings. These amounts may be used to purchase shares of company stock at the option price (lesser of: (a) 85% of the fair market value at the date of grant or (b) the greater of the market price at the close of business on the exercise date or $10.00 per share). During 1997, employees purchased 117,000 shares, for which $2,596,000 was paid to the Company. During 1998, employees purchased 112,000 shares, for which $2,941,000 was paid to the Company. On May 12, 1997, shareholders approved an additional 750,000 shares of common stock to be allocated to this plan. As of January 2, 1999, grants had been exercised by employees for the purchase of 98,000 shares and 723,000 shares remained available for issuance under the Plan. As of February 1999, $3,089,000 had been received by the Company upon issuance of these shares and the balance of shares available for future issuance was reduced to 625,000.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Statement of Financial Accounting Standards (SFAS) No. 123 requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a Company to continue to measure compensation expense for such plans using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow APB 25 in accounting for its employee stock plans, and accordingly, no compensation cost has been recognized.

Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the proforma amounts indicated below:

                                (In thousands except earnings per share)
                                             1998        1997      1996

Net earnings              As reported      $94,647     $59,647    $75,205
                          Proforma          90,585      56,436     72,567

Basic earnings per share  As reported       $2.24       $1.41      $1.78
                          Proforma           2.14        1.33       1.71

The fair  value of each stock  option  grant has been  estimated  on the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
weighted-average assumptions:
                                     1998            1997           1996
                                     ----            ----           ----

Risk-free interest rate              5.65%           6.85%          7.03%
Dividend yield                       1.40%           1.55%          1.54%
Expected volatility                 20.17%          19.42%         19.44%
Expected life                        4.4 yrs.        4.5 yrs.       4.9 yrs.

The weighted-average grant date fair values of options granted during 1998, 1997 and 1996 were $10.33, $8.84 and $8.28, respectively.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

8.  INCOME TAXES

The components of the provision for income taxes were as follows:

                                            (In thousands)

                                   1998              1997            1996
                                 --------          --------        --------
Current
  Federal                         $39,944           $37,028         $38,842
  State                             6,135             4,790           7,969
                                   ------            ------          ------
                                   46,079            41,818          46,811
                                   ------            ------          ------
Deferred
  Federal                          10,514            (2,801)          2,276
  State                             1,068            (1,248)            246
                                   ------            ------          ------
                                   11,582            (4,049)          2,522
                                   ------            ------          ------
Total income tax expense          $57,661           $37,769         $49,333
                                   ======            ======          ======


    The reconciliation of income tax computed at the United States Federal statutory tax rates to income tax expense was as follows:

                                         (In thousands)

                           1998               1997               1996
                         --------           --------           ---------


Tax at U.S.
 statutory rate     $53,307   35.00%   $34,096   35.00%   $43,588   35.00%
State income taxes,
 net of federal tax
 benefit              4,630    3.04      3,487    3.58      5,280    4.24
Other - net            (276)   (.18)       186     .19        465     .37
                     ------   -----     ------   -----     ------   -----

                    $57,661   37.86%   $37,769   38.77%   $49,333   39.61%
                     ======   =====     ======   =====     ======   =====

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at the end of the last two fiscal years were as follows:

                                                       (In thousands)

                                                    1998           1997
                                                    ----           ----

Deferred Tax Liabilities:

  Depreciation and amortization                   $43,824        $33,238
  Other                                             2,880          3,427
                                                  -------        -------
                                                   46,704         36,665

Deferred Tax Assets:

  Capital leases                                   (8,027)        (7,588)
  Insurance reserves                              (10,314)       (10,380)
  Associate benefit plans                          (4,681)        (4,736)
  Other                                              (775)        (2,608)
                                                  -------        -------
                                                  (23,797)       (25,312)

                                                   22,907         11,353

Net current deferred tax assets                     5,952          6,912
                                                  -------        -------

Net non-current deferred tax liabilities          $28,859        $18,265
                                                  =======        =======


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



                                                              HANNAFORD BROS. CO. AND SUBSIDIARIES

                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          (continued)

9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a presentation of selected financial data for each of the four quarters of fiscal years 1998, 1997 and 1996.

                                                          (In thousands except per share amounts)

                                                    First               Second             Third               Fourth
                                                   Quarter             Quarter            Quarter             Quarter
1998
Sales and other revenues..........                $788,296            $830,371           $854,675            $850,246
Gross margin......................                 198,317             207,614            217,649             219,662
Net earnings......................                  17,815              23,019             25,832              27,981
Earnings per share:
     Basic........................                $    .42            $    .54           $    .61            $    .66
     Diluted......................                $    .42            $    .54           $    .60            $    .65


1997

Sales and other revenues..........                $759,923            $775,687           $820,115            $870,708
Gross margin......................                 185,650             194,615            203,060             215,821
Net earnings......................                  15,590              19,878             22,797               1,382
Earnings per share:
     Basic........................                $    .37            $    .47           $    .54            $    .03
     Diluted......................                $    .37            $    .47           $    .53            $    .03


1996

Sales and other revenues..........                $690,525            $729,081           $773,271            $764,682
Gross margin......................                 167,836             176,345            184,093             186,501
Net earnings......................                  14,674              19,509             19,898              21,124
Earnings per share:
     Basic........................                $    .35            $    .46           $    .47            $    .50
     Diluted......................                $    .35            $    .46           $    .46            $    .49



ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                  Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This item, except for certain information relating to Executive Officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1999.

                                   Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a) 1., 2.  Consolidated Financial Statements and Related
            Schedules                                                  PAGES

    Report of Independent Accountants.............................       29

    Consolidated Balance Sheets - January 2, 1999 and
       January 3, 1998............................................     30-31

    Consolidated Statements of Earnings - Fiscal Years Ended,
       Janaury 2, 1999, January 3, 1998 and December 28, 1996.....       32

    Consolidated Statements of Changes in Shareholders'
       Equity - Fiscal Years Ended, January 2, 1999,
       January 3, 1998 and December 28, 1996......................       33

    Consolidated Statements of Cash Flows
       - Fiscal Years Ended, January 2, 1999,
       January 3, 1998 and December 28, 1996......................     34-35

    Notes to Consolidated Financial Statements....................     36-57


Schedules I, II, III and IV are not included as they are not applicable.

3. Exhibits Required by Item 601 of Regulation S-K
                                                               SEQUENTIAL
                                                               PAGE NUMBER
                                                             IN ORIGINAL 10-K

   3.1 - Articles of Incorporation                                 68-83

   3.2 - By-Laws of the Registrant
         Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994
         (SEC File No. 1-7603).

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

  NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.2 through 10.27 below.

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

 10.3  - The Hannaford Cash Balance Plan (formerly known as the Amended and Restated Hannaford Bros. Co. Employees' Retirement Plan),
         effective January 1, 1998.                                   84-163

 10.4  - There is incorporated  herein by reference the First
         Amendment to The Cash Balance Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998.

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

10.6   - The Amended and Restated Hannaford Bros. Co. Supplemental
         Executive Retirement Plan, effective January 1, 1998.       164-174

                                                                      PAGES

 10.7 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Bros. Co. Employee Stock Purchase Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File
         No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1996 (SEC File No. 1-7603) and (v) the Fourth Amendment to said Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603).

 10.8 - There are incorporated herein by reference (i) the Registrant's 1993 Long Term Incentive Plan, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603); (ii) the
         First Amendment to said Plan, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as
         Exhibit 10.8 to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603) and (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

 10.9 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1993 Long Term Incentive Plan, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

                                                                      PAGES

 10.10 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Annual Incentive Plan, effective December 7, 1995, a copy of which was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K For the fiscal year ended December 30, 1995 (SEC File No. 1-7603).

 10.11 - There is incorporated herein by reference an Amended and Restated Employment Continuity Agreement between the Registrant and Hugh G. Farrington, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

 10.12 - There is incorporated herein by reference an Amended and Restated Standard Form of Employment Continuity Agreement between the Registrant and various of its executive officers, a copy of which was filed as Exhibit
         10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

 10.13 - There is incorporated herein by reference a standard form Deferred Compensation Agreement available to outside directors of the Registrant, a copy of which was filed as Exhibit 10.2 to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended December 29, 1984 (SEC File No. 1-7603).

 10.14 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Bros. Co. Savings and Investment Plan, a copy of which was filed as Exhibit
         10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.3 to the Registrant's

                                                                      PAGES

         Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603) and (v) the Fourth Amendment to said Plan (renamed the Hannaford Northeast Savings and Investment Plan), a copy of which was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File No. 1-7603).

 10.15 - There is incorporated herein by reference (i) the Hannaford Southeast Savings and Investment Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 8, 1995 (SEC Registration No. 33-60119), (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 (SEC File No. 1-7603); and (iii) the Second Amendment to said
         Plan, a copy of which was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.16 - The Hannaford Savings and Investment Plan (merging and      175-264
         amending the Hannaford Northeast Savings and Investment
         Plan and the Hannaford Southeast Savings and Investment
         Plan), effective January 1, 1998.

 10.17 - There is incorporated herein by reference the Hannaford Bros. Co. Nonqualified Savings and Investment Plan, effective January 1, 1998, a copy of which was filed as
         Exhibit 10.5 to the Registrant's Quarterly Report on
         Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.18 - There are incorporated herein by reference (i) the Registrant's Amended and Restated Deferred Compensation Plan available to certain management employees of the Registrant, a copy of which was filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (SEC File No. 1-7603) and (ii) the First Amendment said Plan, a copy of which was filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603).

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

 10.20 - There is incorporated herein by reference a standard form of Deferred Compensation Agreement available to certain management employees pursuant to the Registrant's Amended and Restated Deferred Compensation Plan, a copy of which was filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

 10.21 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1988 Stock Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60655).

 10.22 - There is incorporated herein by reference the Hannaford Bros. Co. 1998 Stock Option Plan, a copy of which was filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

 10.23 - There is incorporated herein by reference the Hannaford Bros. Co. 1998 Restricted Stock Plan, a copy of which was filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

 10.24 - There is incorporated herein by reference (i) the Hannaford Bros. Co. Stock Ownership Plan for Outside Directors, approved by shareholders May 24, 1995 and effective January 1, 1996, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60691) and (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603).

                                                                      PAGES


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

 10.27 - There is incorporated herein by reference a Consulting and Non-Competition Agreement between the Registrant and Larry A. Plotkin, dated June 11, 1998, a copy of which was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File No. 1-7603).

 21    - Subsidiaries of the Registrant............................        265

 23    - Consents of Accountants...................................        266

 27    - Financial Data Schedule                                        267-268

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNAFORD BROS. CO.


 s/Blythe J. McGarvie
Blythe J. McGarvie
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)
March 11, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 s/Walter J. Salmon       s/Robert D. Bolinder        s/William T. End
Walter J. Salmon         Robert D. Bolinder          William T. End
Chairman of the Board    Director                    Director
Director                 March 11, 1999              March 11, 1999
March 11, 1999

                          s/Richard K. Lochridge      s/Renee M. Love
 s/Blythe J. McGarvie    Richard K. Lochridge        Renee M. Love
Blythe J. McGarvie       Director                    Director
Exec. Vice President,    March 11, 1999              March 11, 1999
Chief Financial Officer
(Principal Accounting Officer)
March 11, 1999

                          s/Claudine B. Malone        s/Robert J. Murray
                         Claudine B. Malone          Robert J. Murray
 s/Hugh G. Farrington    Director                    Director
Hugh G. Farrington       March 11, 1999              March 11, 1999
President
Chief Executive Officer
Director                  s/David F. Sobey            s/John R. Sobey
March 11, 1999           David F. Sobey              John R. Sobey
                         Director                    Director
                         March 11, 1999              March 11, 1999


                          s/Robert L. Strickland      s/Robert J. Tarr, Jr.
Bruce G. Allbright       Robert L. Strickland        Robert J. Tarr, Jr.
Director                 Director                    Director
                         March 11, 1999              March 11, 1999