Form 10-Q
period 1999-04-03
HANNAFORD BROTHERS CO
filed 1999-05-14
CIK 45379

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   April 3, 1999

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

    As of May 1, 1999, there were 42,195,840 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                            TABLE OF CONTENTS

                                 PART I

                          FINANCIAL INFORMATION

                                    Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets, April 3, 1999 and
              January 2, 1999                                       3-4

         Consolidated Statements of Earnings, Three Months
              Ended April 3, 1999 and April 4, 1998                  5

         Consolidated Statements of Cash Flows,
              Three Months Ended April 3, 1999
              and April 4, 1998                                     6-7

         Notes and Schedules to Consolidated Financial Statements   8-10

Item 2.  Management's Discussion and Analysis of
              First Quarter 1999 Results                           11-17

                                 PART II

Item 5.  Other Information                                          18

Item 6.  Exhibits and Reports on Form 8-K                           18

Signatures                                                          19

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                             (In thousands)

                                            (UNAUDITED)
                                              April 3,       January 2,
                                                1999            1999
                                            ------------    ------------

Current assets:
    Cash and cash equivalents                 $   52,105      $   59,722
    Accounts receivable, net                      21,885          22,869
    Inventories                                  192,452         201,219
    Prepaid expenses                               6,071           6,116
    Deferred income taxes                          5,933           5,952
                                              ----------      ----------
        Total current assets                     278,446         295,878

Property, plant and equipment, net               819,651         823,368

Leased property under capital leases, net         53,860          54,911

Other assets:
    Goodwill, net                                 62,472          63,517
    Deferred charges, net                         24,875          25,074
    Computer software costs, net                  20,141          19,318
    Miscellaneous assets                           2,187           2,472
                                              ----------      ----------
        Total other assets                       109,675         110,381
                                              ----------      ----------

                                              $1,261,632      $1,284,538


See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                  (In thousands except per share amounts)

                                             (UNAUDITED)
                                               April 3,       January 2,
                                                 1999            1999
                                             ------------    ------------
Current liabilities:
    Current maturities of long-term debt       $   18,745     $   19,296
    Obligations under capital leases                2,239          2,108
    Accounts payable                              189,382        186,626
    Accrued payroll                                24,267         27,254
    Other accrued expenses                         22,159         23,873
    Income taxes                                    8,730            442
                                               ----------     ----------
         Total current liabilities                265,522        259,599

Deferred income tax liabilities                    27,553         28,859

Other liabilities                                  38,394         38,734

Long-term debt                                    184,372        220,130

Obligations under capital leases                   73,262         73,866

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000 shares                           -              -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000 shares                          -              -
    Common stock, par value $.75 per share:
      Authorized 110,000 shares;
      42,338 and 42,338 shares issued              31,754         31,754
    Additional paid-in capital                    106,548        109,664
    Preferred stock purchase rights                   423            423
    Retained earnings                             538,359        525,344
                                               ----------     ----------
                                                  677,084        667,185
    Less common stock in treasury
        97 and 85 shares                            4,555          3,835
                                               ----------     ----------
        Total shareholders' equity                672,529        663,350
                                               ----------     ----------
                                               $1,261,632     $1,284,538

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
               (Amounts in thousands except per share data)

                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED
                                              April 3,          April 4,
                                                1999              1998
                                            ------------       ----------

Sales and other revenues                       $839,124          $788,296
Cost of sales                                   621,399           589,979
                                               --------          --------

Gross margin                                    217,725           198,317
Selling, general and administrative expenses    179,249           162,995
                                               --------          --------

Operating profit                                 38,476            35,322

Interest expense, net                             6,265             6,534
                                               --------          --------

Earnings before income taxes                     32,211            28,788

Income taxes                                     12,221            10,973
                                               --------          --------

    Net earnings                               $ 19,990          $ 17,815
                                               ========          ========

Earnings per share:

    Basic                                      $    .47          $    .42
                                               ========          ========
    Diluted                                    $    .47          $    .42
                                               ========          ========

Cash dividends per share                       $   .165          $   .150
                                               ========          ========

Weighted average number of common shares
  outstanding                     Basic          42,238            42,281
                                               ========          ========
                                  Diluted        42,858            42,864
                                               ========          ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (In thousands)
                                                        (UNAUDITED)
                                                    THREE MONTHS ENDED
                                                   April 3,     April 4,
                                                    1999          1998
                                                 -----------   ----------
Cash flows from operating activities:
    Net income                                    $ 19,990      $ 17,815
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization               25,531        23,030
        Decrease in inventories                      8,767         4,697
        Decrease in receivables and
          prepayments                                  822         1,456
        Decrease in accounts payable
          and accrued expenses                      (2,286)      (16,573)
        Increase in income taxes payable             8,289         6,559
        Increase (decrease) in deferred taxes       (1,287)        1,520
        Other operating activities                  (1,500)         (397)
                                                  --------      --------
          Net cash provided by operating
            activities                              58,326        38,107
                                                  --------      --------

Cash flows from investing activities:
        Acquisition of property, plant and
          equipment                                (19,914)      (37,474)
        Sale of property, plant and
          equipment, net                             4,078         5,502
        Increase in deferred charges                  (460)       (1,178)
        Increase in computer software costs         (2,055)       (1,946)
                                                  --------      --------
          Net cash used in investing activities    (18,351)      (35,096)
                                                  --------      --------

Cash flows from financing activities:
        Principal payments under capital
          lease obligations                           (473)         (437)
        Payments of long-term debt                 (36,309)       (8,271)
        Issuance of common stock                     4,894         5,248
        Purchase of treasury stock                  (8,729)       (7,561)
        Dividends paid                              (6,975)       (6,344)
                                                  --------      --------
          Net cash used in
            financing activities                   (47,592)      (17,365)
                                                  --------      --------

Net decrease in cash and cash equivalents           (7,617)      (14,354)
Cash and cash equivalents at beginning of period    59,722        57,663
                                                  --------      --------
Cash and cash equivalents at end of period        $ 52,105      $ 43,309
                                                  ========      ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information

                                                  (Dollars in thousands)
                                                       (UNAUDITED)
                                                    THREE MONTHS ENDED
                                                 April 3,       April 4,
Cash paid during the first quarter for:            1999           1998
                                               -----------     ----------

    Interest (net of amount capitalized,
      $364 in 1999 and $802 in 1998)              $5,587          $5,789

    Income taxes                                  $2,999          $2,894


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

    The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the end of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

3.  INVENTORIES

    Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Net income reflects the application of the LIFO method based upon estimated annual inflation. LIFO expense was $.4 million in both the first quarter of 1999 and the first quarter of 1998.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                    (In thousands)
                                              (Unaudited)
                                                April 3,     January 2,
                                                 1999           1999

    Land and improvements                     $  144,300     $  141,706
    Buildings                                    303,866        300,708
    Furniture, fixtures & equipment              510,147        506,512
    Leasehold interests & improvements           322,394        324,106
    Construction in progress                      12,036          8,790
                                              ----------     ----------
                                               1,292,743      1,281,822
    Less accumulated depreciation and
       amortization                              473,092        458,454
                                              ----------     ----------
                                              $  819,651     $  823,368
                                              ==========     ==========

5.  LEASED PROPERTY

    Leased property under capital leases consists of the following:

                                                  (In thousands)
                                           (Unaudited)
                                             April 3,     January 2,
                                              1999           1999

    Real property                            $82,500        $82,500
    Less accumulated amortization             28,640         27,589
                                             -------        -------
                                             $53,860        $54,911

                   HANNAFORD BROS. CO. AND SUBSIDIARIES


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1999
         RESULTS

RESULTS OF OPERATIONS

    SALES

    Sales and other revenues rose 6.4% in the first quarter of 1999, to $839 million, an increase of $51 million over the first quarter of 1998. Sales from supermarkets that were open in both periods presented ("identical store sales") increased $17 million or 2.3%. Additional supermarket sales of $33 million resulted from the net impact of new, expanded, relocated and closed stores. Other sales and revenues which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $1 million. Comparable store sales, which included results from expanded and relocated stores, increased 2.7% in the first quarter of 1999.

    Sales and other revenues from the Easter holiday occurred in the first quarter this year and the second quarter last year. Adjusting for Easter sales, identical store sales increased 1.4% and comparable store sales were up 1.7%.

    GROSS MARGIN

    Gross margins increased in the first quarter of 1999 to 25.9% of sales and other revenues in comparison to 25.2% in the first quarter of 1998. This increase is the result of improved selling margins in most of the Company's marketing territories. The Company continues to focus on maintaining a competitive pricing strategy.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1999 RESULTS

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to 21.4% of sales and other revenues in the first quarter of 1999 as compared to 20.7% in the first quarter of 1998. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, increased as a percentage of sales in the current quarter. In addition, the Company incurred increased marketing costs in the first quarter of 1999 as it undertook programs to build sales in several of its marketing areas.

    INTEREST EXPENSE, NET

    Net interest expense expressed as a percentage of sales and other revenues was 0.7% in the first quarter of 1999 versus 0.8% in the first quarter of 1998. This decrease is primarily the result of a decrease in average debt levels partially offset by a decrease in capitalized interest from reduced construction activity.

    INCOME TAXES

    The effective income tax rate decreased in the first quarter of 1999 to 37.9% from 38.1% in the first quarter of 1998. This lower rate is the result of a reduction in the Company's overall state income tax rate. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1999 to be in the 37.8% to 38.1% range.

    NET EARNINGS AND EARNINGS PER COMMON SHARE

    Net earnings increased 12.2% in the first quarter of 1999 to $20 million or 2.4% of sales and other revenues, an increase of approximately $2 million from 1998 first quarter earnings of $18 million or 2.3% of sales and other revenues. This increase is the result of increased sales and gross margin, partially offset by an increase in selling, general and administrative expenses.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1999 RESULTS

    Both basic and diluted earnings per common share were $0.47 in the first quarter of 1999 as compared to $0.42 in the first quarter of 1998, an increase of 11.9%.

    YEAR 2000 ISSUES

    Through its readiness plan which was initiated in 1996, the Company has been addressing computer software and hardware modifications or replacements to enable transactions to process properly in the Year 2000 (Y2K). Included in this plan is an examination of critical non-IT systems, including embedded chip technology at supermarket and distribution facilities. The Company currently expects to complete all phases of its readiness plan as follows:

     IT Systems
        Mainframe                    Completed
        Network                      June 1999
        PC-Desktop                   August 1999
        In-store                     August 1999

     Facilities Systems              June 1999

    The readiness plan for IT and Facilities Systems is progressing on schedule. The completion date for the remediation and testing of network systems was changed from March to June of 1999. Although the majority of this testing has been completed, the Company continues to receive updated versions of software from certain vendors that must be implemented and tested to ensure that they are Y2K compliant.

    The total cost associated with anticipated Y2K modifications is not material to the Company's results of operations, financial condition or cash flows. The total estimated cost of the readiness plan, including the cost of internal resources, remains at approximately $4.5 to $5 million, of which approximately $4.0 million has been incurred through the end of the first quarter of 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1999 RESULTS

CAPITAL RESOURCES AND LIQUIDITY

    OVERVIEW

    Measures of liquidity for the periods presented are as follows:

                                          (Dollars in millions)
                                        April 3,          January 2,
                                          1999               1999
                                        --------          ----------
    Cash and cash equivalents              $52                $60
    Working capital (FIFO inventory)       $33                $56
    Unused lines of revolving credit       $89                $58
    Unused lines of short-term credit      $ 1                $ 1
    Current ratio (FIFO inventory)        1.12               1.22

    The Company continued to maintain a strong capital position at April 3, 1999. Cash and cash equivalents decreased $8 million to $52 million at the end of the first quarter of 1999. This decrease was primarily the result of cash used in financing and investing activities partially offset by cash provided by operating activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At April 3, 1999, the Company had $3 million outstanding on its revolving lines of credit. The Company is in a solid financial position to carry out its current internal expansion and external growth plans in 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1999 RESULTS

    CASH FLOWS FROM OPERATING ACTIVITIES

    Cash provided by operating activities was $58 million in the first quarter of 1999, an increase of $20 million over the $38 million provided in the first quarter of 1998. This increase is primarily attributable to an increase in cash flows provided by net working capital items coupled with increased net earnings and increased depreciation and amortization. The fluctuations within working capital accounts are part of the Company's normal business activities.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Cash used in investing activities decreased $17 million in the first quarter of 1999 to $18 million from $35 million in the first quarter of 1998. This decrease is the result of the Company's reduced capital investment during the period.

    Capital investments totaled $22 million in the first quarter of 1999 and were composed of $20 million in additions to property, plant and equipment and $2 million in deferred charges and computer software costs. These first quarter capital investments are primarily composed of costs incurred in building and equipping new and expanded supermarkets and in improvements necessary to maintain current facilities and systems. The Company expects to spend in excess of $160 million in 1999 on a capital program that will increase net retail selling area by 3.7% and will include four new stores and four expansions, as well as additional investments in technology initiatives. The 1999 capital program also includes eight major remodels, and a number of minor ones, which will not add square footage, but are important to the Company's presentation and its ability to build sales. This program is subject to continuing change and review as conditions warrant. Construction will also start on a number of stores to be opened in 2000. The 1999 capital program is being financed by internally generated funds, leases and long-term debt.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER 1999 RESULTS

    CASH FLOWS FROM FINANCING ACTIVITIES

    Cash used in financing activities was $47 million in the first quarter of 1999 as compared to $17 million in the first quarter of 1998. This reduction in cash flows of $30 million is principally the result of increased payments on long-term debt. During the first quarter of 1999, the Company made $36 million in payments on its long-term debt as compared to $8 million in the first quarter of 1998. This increase is the result of the Company's repayment of $32 million on its revolving lines of credit.

    The Company purchased 179,000 shares of common stock during the first quarter of 1999 at a cost of $9 million. The majority of this repurchased stock was used to fund the Company's stock-based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $5 million received during the first quarter of 1999 from the issuance of 168,000 shares of treasury stock. The Company paid $7 million in dividends to common shareholders in the first quarter of 1999.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or statements made by its associates may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Year 2000 issue, the Company's expected future tax rates, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

(1) Hannaford's future operating results are dependent on its ability to achieve increased sales and to control expenses. Factors such as lower-than-expected inflation, product cost fluctuations particularly in perishable categories, changes in product mix or the use of promotional items, both of which may affect pricing strategy, continued or increased competitive pressures from existing competitors and new entrants, including price cutting strategies, and deterioration in general or regional economic conditions are all factors which could adversely affect sales projections. Other components of operating results could be adversely affected by state or federal legislation or regulation that increases costs, interest rates or the Company's cost of borrowing, by increases in labor rates due to low unemployment or other factors, by unanticipated costs related to the opening and closing of stores or by the inability to control various expense categories.

(2) Hannaford's future growth is dependent on its ability to expand its retail square footage either de novo or through acquisitions. Increases in interest rates or the Company's cost of capital, the unavailability of funds for capital expenditures and the inability to develop new stores or convert existing stores as rapidly as planned are all risks to projected future expansion.

(3) Adverse determinations with respect to pending or future litigation or other material claims against Hannaford could affect actual results.

Furthermore, the market price of Hannaford common stock could be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the retail sector, especially in the supermarket industry, as well as general economic conditions and other factors external to Hannaford.

                                PART II

Item 5:  Other Information

     The Company is a party to a Standstill Agreement dated as of February 4, 1988 with Empire Company Limited and other related parties (the "Sobey Parties"), who hold approximately 25.6% of the outstanding Hannaford stock. On May 3, 1999, the Company received notice that Empire will not extend the Standstill Agreement. As a result, the Agreement will expire December 31, 1999 unless earlier terminated by the Company or the Sobey Parties in accordance with the Agreement.

     In a amended Schedule 13D subsequently filed with the Company, Empire stated that its purpose in delivering the notice is to enhance Empire's flexibility in realizing the inherent value of its shares of Hannaford Common Stock.

     A limited review was made of the results of the three-month period ended April 3, 1999, by PricewaterhouseCoopers LLP.

Item 6:  Exhibits and Reports on Form 8-K

    (a) There were no reports on Form 8-K filed during the first quarter.

    (b) Exhibits required by Item 601 of Regulation S-K

        15 Letter from PricewaterhouseCoopers LLP furnished pursuant to Regulation S-X.

        23 Letter from PricewaterhouseCoopers LLP furnished pursuant to Rule 436(c) under the Securities Act of 1933.

        27    Financial Data Schedule

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HANNAFORD BROS. CO.


Date   May 14, 1999                         s/Blythe J. McGarvie
    -----------------------                --------------------------
                                            Blythe J. McGarvie
                                            Senior Vice President
                                            (Chief Financial Officer)


Date   May 14, 1999                         s/Charles H. Crockett
    ------------------------               ---------------------------
                                            Charles H. Crockett
                                            Assistant Secretary