Form 10-Q
period 1999-07-03
HANNAFORD BROTHERS CO
filed 1999-08-11
CIK 45379

-1-

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   July 3, 1999

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

    As of July 31, 1999, there were 42,171,401 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603            JULY 3, 1999




                                  INDEX

                      PART I - FINANCIAL INFORMATION

                                    Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets, July 3, 1999 and
              January 2, 1999                                      3-4

         Consolidated Statements of Earnings, Three Months
              Ended July 3, 1999 and July 4, 1998                   5

         Consolidated Statements of Earnings, Six Months
              Ended July 3, 1999 and July 4, 1998                   6

         Consolidated Statements of Cash Flows, Six Months
              Ended July 3, 1999 and July 4, 1998                  7-8

         Notes and Schedules to Consolidated Financial
              Statements                                           9-11

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 12-22

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders       23

Item 5.  Other Information                                         24

Item 6.  Exhibits and Reports on Form 8-K                          24

Signatures                                                         25

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                                (In thousands)
                                          (UNAUDITED)
                                            July 3,           January 2,
                                              1999               1999
                                          ------------       ------------

Current assets:
    Cash and cash equivalents               $   53,197        $   59,722
    Accounts receivable, net                    19,978            22,869
    Inventories                                208,930           201,219
    Prepaid expenses                             4,972             6,116
    Deferred income taxes                        5,700             5,952
                                            ----------        ----------
         Total current assets                  292,777           295,878

Property, plant and equipment, net             825,380           818,106

Leased property under capital leases, net       55,461            54,911

Other assets:
    Goodwill, net                               61,427            63,517
    Deferred charges, net                       25,020            25,074
    Computer software costs, net                25,144            24,580
    Miscellaneous assets                         1,977             2,472
                                            ----------        ----------
         Total other assets                    113,568           115,643
                                            ----------        ----------

                                            $1,287,186        $1,284,538


See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                  (In thousands except per share amounts)

                                          (UNAUDITED)
                                            July 3,           January 2,
                                              1999               1999
                                          ------------       ------------
Current liabilities:
    Current maturities of long-term debt    $   21,236       $    19,296
    Obligations under capital leases             2,317             2,108
    Accounts payable                           201,996           186,626
    Accrued payroll                             28,444            27,254
    Other accrued expenses                      21,632            23,873
    Income taxes                                 2,427               442
                                            ----------        ----------
         Total current liabilities             278,052           259,599

Deferred income tax liabilities                 27,372            28,859

Other liabilities                               39,397            38,734

Long-term debt                                 183,500           220,130

Obligations under capital leases                75,339            73,866

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000 shares                        -                 -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000 shares                       -                 -
    Common stock, par value $.75 per share:
      Authorized 110,000 shares;
      42,338 and 42,338 shares issued           31,754            31,754
    Additional paid-in capital                 104,122           109,664
    Preferred stock purchase rights                423               423
    Retained earnings                          556,802           525,344
                                            ----------        ----------
                                               693,101           667,185
    Less common stock in treasury
      185 and 85 shares                          9,575             3,835
                                            ----------        ----------
         Total shareholders' equity            683,526           663,350
                                            ----------        ----------
                                            $1,287,186        $1,284,538

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
               (Amounts in thousands except per share data)

                                                    (UNAUDITED)
                                                 THREE MONTHS ENDED
                                            July 3,           July 4,
                                              1999              1998
                                          ------------      ------------

Sales and other revenues                    $854,325           $830,371
Cost of sales                                628,109            622,757
                                            --------           --------

Gross margin                                 226,216            207,614
Selling, general and administrative
    expenses                                 179,222            163,865
                                            --------           --------

Operating profit                              46,994             43,749

Interest expense, net                          5,780              6,618
                                            --------           --------

Earnings before income taxes                  41,214             37,131

Income taxes                                  15,800             14,112
                                            --------           --------

    Net earnings                            $ 25,414           $ 23,019
                                            ========           ========

Earnings per share:

    Basic                                   $    .60           $    .54
                                            ========           ========
    Diluted                                 $    .59           $    .54
                                            ========           ========

Cash dividends per share                    $   .165           $   .150
                                            ========           ========

Weighted average number of common shares
  outstanding                     Basic       42,208             42,297
                                            ========           ========
                                  Diluted     42,868             42,944
                                            ========           ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
               (Amounts in thousands except per share data)

                                                    (UNAUDITED)
                                                 SIX MONTHS ENDED
                                            July 3,           July 4,
                                              1999              1998
                                          ------------      ------------

Sales and other revenues                   $1,693,449        $1,618,667
Cost of sales                               1,249,509         1,212,736
                                           ----------        ----------

Gross margin                                  443,940           405,931
Selling, general and administrative
   expenses                                   358,470           326,860
                                           ----------        ----------

Operating profit                               85,470            79,071

Interest expense, net                          12,045            13,152
                                           ----------        ----------

Earnings before income taxes                   73,425            65,919

Income taxes                                   28,021            25,085
                                           ----------        ----------

    Net earnings                           $   45,404        $   40,834
                                           ==========        ==========

Earnings per share:

    Basic                                  $     1.08        $      .97
                                           ==========        ==========
    Diluted                                $     1.06        $      .95
                                           ==========        ==========

Cash dividends per share                   $      .33        $      .30
                                           ==========        ==========

Weighted average number of common shares
  outstanding                     Basic        42,223            42,289
                                           ==========        ==========
                                  Diluted      42,865            42,902
                                           ==========        ==========


See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (In thousands)
                                                        (UNAUDITED)
                                                     SIX MONTHS ENDED
                                                 July 3,        July 4,
                                                   1999          1998
                                                -----------   ----------
Cash flows from operating activities:
    Net income                                    $ 45,404      $ 40,834
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                51,182        46,699
       Increase in inventories                      (7,711)       (3,522)
       Decrease in receivables
          and prepayments                            3,846         1,866
       Increase in accounts payable
          and accrued expenses                      14,981         3,385
       Increase in income taxes payable              1,985           847
       Increase (decrease) in deferred taxes        (1,234)        3,306
       Other operating activities                     (417)         (367)
                                                  --------       -------
         Net cash provided by operating
           activities                              108,036        93,048
                                                  --------      --------

Cash flows from investing activities:
        Acquisition of property, plant and
          equipment                                (54,927)      (76,878)
        Sale of property, plant and
          equipment, net                             6,441         6,326
        Increase in deferred charges                (1,249)         (702)
        Increase in computer software costs         (3,928)       (3,748)
                                                  --------      --------
          Net cash used in investing activities    (53,663)      (75,002)
                                                  --------      --------

Cash flows from financing activities:
        Principal payments under capital
          lease obligations                           (981)         (864)
        Proceeds from issuance of long-term debt         -        20,000
        Payments of long-term debt                 (34,690)      (28,611)
        Issuance of common stock                     8,630         6,941
        Purchase of treasury stock                 (19,912)      (10,433)
        Dividends paid                             (13,945)      (12,690)
                                                  --------      --------
          Net cash used in financing activities    (60,898)      (25,657)
                                                  --------      --------

Net decrease in cash and cash equivalents           (6,525)       (7,611)
Cash and cash equivalents at beginning of period    59,722        57,663
                                                  --------      --------
Cash and cash equivalents at end of period        $ 53,197      $ 50,052
                                                  ========      ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information


                                                      (In thousands)
                                                        (UNAUDITED)
                                                      SIX MONTHS ENDED
                                                  July 3,       July 4,
Cash paid during the first six months for:          1999          1998
                                                ------------  -----------

    Interest (net of amount capitalized,
      $886 in 1999 and $1,371 in 1998)             $12,655        $13,366
                                                   =======        =======

    Income taxes                                   $24,580        $20,918
                                                   =======        =======



Supplemental disclosure of non-cash investing and financing activity

    Capital lease obligations of $2,663,000 and $1,166,000 were incurred during the six-month periods ended July 3, 1999 and July 4, 1998, respectively, when the Company entered into real estate leases.

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

   The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the reporting date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

3.  RECLASSIFICATION

    Certain reclassifications have been made in the prior year's balance sheet to conform to classifications used in the current year.

4.  INVENTORIES

    Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Net income reflects the application of the LIFO method based upon estimated annual inflation. LIFO expense was $.9 million in the first half of 1999 and $.8 million in the first half of 1998. LIFO expense was $.4 million in both the second quarter of 1999 and the second quarter of 1998.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                    (In thousands)
                                           (Unaudited)
                                             July 3,          January 2,
                                               1999              1999

    Land and improvements                   $  150,014        $  141,706
    Buildings                                  308,388           300,708
    Furniture, fixtures & equipment            491,632           501,250
    Leasehold interests & improvements         320,795           324,106
    Construction in progress                    21,135             8,790
                                            ----------        ----------
                                             1,291,964         1,276,560
    Less accumulated depreciation and
      amortization                             466,584           458,454
                                            ----------        ----------
                                            $  825,380        $  818,106
                                            ==========        ==========


6.  LEASED PROPERTY

    Leased property under capital leases consists of the following:

                                                    (In thousands)
                                           (Unaudited)
                                             July 3,          January 2,
                                               1999              1999

    Real property                             $85,163           $82,500
    Less accumulated amortization              29,702            27,589
                                              -------           -------
                                              $55,461           $54,911
                                              =======           =======

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   SALES

   Sales and other revenues rose 4.6% in the first half of 1999, to $1.693 billion, an increase of $74 million over the first half of 1998. Supermarket sales increased $70 million or 4.5%. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $4 million. Sales from supermarkets that were open in both periods reported ("identical store sales") were up 0.8%. Comparable store sales, which included results from expanded and relocated supermarkets, increased 1.4% in the first half of 1999.

   In the second quarter of 1999, sales and other revenues were $854 million, an increase of $24 million or 2.9% over those reported for the same period of 1998. Sales and other revenues from the Easter holiday occurred in the first quarter this year and the second quarter last year. Adjusting for Easter sales, identical store sales increased 0.4% and comparable store sales increased 1.1% in the second quarter of 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GROSS MARGIN

   During the first six months of 1999, gross margins increased to 26.2% of sales and other revenues in comparison to 25.1% for the comparable 1998 period. For the second quarter of 1999, gross margins were 26.5% versus 25.0% for the second quarter of 1998. These increases are the result of improved selling margins in most of the Company's marketing territories coupled with the results of an inventory shrinkage reduction initiative. The Company continues to focus on maintaining a competitive pricing strategy.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to 21.2% of sales and other revenues in the first half of 1999 as compared to 20.2% in the first half of 1998. For the second quarter of 1999, selling, general and administrative expenses were 21.0% of sales and other revenues versus 19.7% in the second quarter of 1998. These increases are primarily the result of higher payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in all periods presented. In addition, the Company incurred increased advertising costs in both the second quarter and first half of 1999, as it undertook programs to build sales in several of its marketing areas.

   INTEREST EXPENSE, NET

   Net interest expense expressed as a percentage of sales and other revenues was 0.7% in both the second quarter and first half of 1999 versus 0.8% in both the second quarter and first half of 1998. These decreases are primarily the result of a decrease in average debt levels partially offset by a
   decrease  in  capitalized   interest  resulting  from  reduced   construction
   activity.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INCOME TAXES

   The effective income tax rate increased slightly in the first half of 1999 to 38.2% from 38.1% in the corresponding period of 1998. In the second quarter of 1999 the effective income tax rate increased to 38.3% from 38.0% in the second quarter of 1998. Assuming there are no federal or state income tax rate changes, the Company expects the effective tax rate for fiscal 1999 to be in the 37.9% to 38.3% range.

   NET EARNINGS AND EARNINGS PER COMMON SHARE

   Net earnings increased 11.2% in the first half of 1999 to $45 million or 2.7% of sales and other revenues, an increase of approximately $4 million from 1998 first half earnings of $41 million or 2.5% of sales and other revenues. Expressed as a percentage of sales and other revenues, net earnings increased in the first half of 1999 as increased sales and margins, coupled with reduced interest expense, were partially offset by higher selling, general and administrative expenses.

   Net earnings increased 10.4% in the second quarter of 1999 to $25 million or 3.0% of sales and other revenues, an increase of approximately $2 million from 1998 second quarter earnings of $23 million or 2.8% of sales and other revenues.

   Basic earnings per common share in the first half of 1999 were $1.08 as compared to $.97 in the first half of 1998, an increase of 11.3%. Diluted earnings per common share (Note 2) were $1.06 in the first half of 1999 as compared to $.95 in the first half of 1998.

   Basic earnings per common share were $.60 in the second quarter of 1999 versus $.54 in the second quarter of 1998, an increase of 11.1%. Diluted earnings per common share (Note 2) were $.59 in the second quarter of 1999 as compared to $.54 in the second quarter of 1998.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company is continuing to test an internet-based home shopping service in the Boston, Massachusetts market called HomeRuns.com (formerly Hannaford's HomeRuns(R)). This service generated a net loss of approximately $.11 per share in the first half of 1999 versus a net loss of approximately $.06 in the first half of 1998. During the second quarter of 1999 this service generated a net loss of $.06 versus a net loss of $.03 in the second quarter of 1998. The Company previously announced that it was seeking a strategic partner to promote and expand this business undertaking.

   YEAR 2000 ISSUES

   Through its readiness plan which was initiated in 1996, the Company has been addressing computer software and hardware modifications or replacements to enable transactions to process properly in the Year 2000 (Y2K). Included in this plan is an examination of critical IT and non-IT systems, including embedded chip technology at supermarket and distribution facilities.
   The Company currently expects to complete all phases of its readiness plan as follows:

       IT Systems

           Mainframe                   Completed
           Network                     Completed
           PC-Desktop                  August, 1999
           In-store                    August, 1999

       Facilities Systems              Completed

   The readiness plan for IT and Facilities Systems has progressed on schedule. As of the end of the second quarter of 1999, the Company

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   had completed the correction, testing and implementation of all critical systems that involve its core business. The Company expects to be fully Y2K compliant by August 1999.

   As part of its readiness plan, the Company has contacted all of its critical business partners in order to ascertain their status on Y2K readiness. Based on management's assessment of their responses, the Company believes that the majority of its business partners are taking action to be Y2K complaint. Despite these documented efforts, the Company could potentially experience disruptions to some aspects of its activities and operations. Therefore, in conjunction with its readiness plan, management is formulating contingency plans for critical functions and processes which may be implemented to minimize the risk of interruption to its business in the event of a Y2K disruption.

   This contingency planning, which utilizes a business continuity approach, focuses on the Company's ability to remain open for business with sufficient inventories should some external infrastructure problems arise such as electrical outages. Based on key assumptions concerning the readiness status of public utilities, emergency response providers, federal, state and local government agencies and the banking system, the Company has developed business continuity strategies. Management is in the process of converting these strategies to detailed contingency plans and expects to complete its work by August 1999. For the balance of the year, the Company will continue to review its key assumptions in order to validate its strategies and test the capabilities of its contingency plans. In addition to its main focus of developing strategies to address the Company's ability to purchase an adequate supply of product from vendors, deliver it to its supermarkets and sell it to customers, contingency plans have been established to address its ability to pay employees, collect and remit on outstanding accounts, meet other regulatory and administrative needs, and address various merchandising objectives.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to its contingency plan, the Company has developed a Y2K communication plan so that its customers and employees may understand the Company's commitment to supply goods and services in its supermarkets before and after the turn of the century. Employee communications are being planned to inform associates that appropriate action has been taken to prepare for Y2K. Consumer communications will focus on the Company's effort to support its communities and customers with an adequate supply of products on a normal retail schedule. The Company intends to be responsive to public inquiries regarding Y2K through press releases between August and December of 1999. The Company is also prepared to represent the food industry in its market areas as required by public officials or as dictated by business needs.

   The total cost associated with anticipated Y2K modifications is not material to the Company's results of operations, financial condition or cash flows. The total estimated cost of the readiness plan, including the cost of internal resources, is $5 million, of which approximately $4.3 million has been incurred through the end of the second quarter of 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

   OVERVIEW

   Measures of liquidity for the periods presented are as follows:

                                         (Dollars in millions)
                                        July 3,          January 2,
                                         1999               1999
                                       --------          ----------
   Cash and cash equivalents              $53                $60
   Working capital (FIFO inventory)       $35                $56
   Unused lines of revolving credit       $86                $58
   Unused lines of short-term credit      $ 1                $ 1
   Current ratio (FIFO inventory)        1.13               1.22

   The Company continued to maintain a strong capital position at July 3, 1999. Cash and cash equivalents decreased $7 million to $53 million at the end of the second quarter of 1999. This decrease was primarily the result of cash used in financing and investing activities partially offset by cash provided by operating activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At July 3, 1999, the Company had $6 million outstanding on its revolving lines of credit. The Company is in a solid financial position to carry out its current internal expansion and external growth plans in 1999.

   CASH FLOWS FROM OPERATING ACTIVITIES

   Cash provided by operating activities was $108 million in the first half of 1999, an increase of $15 million over the $93 million provided in the first half of 1998. This increase is primarily attributable to an increase in cash flows provided by net working capital items coupled with increased net earnings and increased depreciation and amortization. The fluctuations within working capital accounts are part of the Company's normal business activities.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CASH FLOWS FROM INVESTING ACTIVITIES

   Cash used in investing activities decreased $21 million in the first half of 1999 to $54 million from $75 million in the first half of 1998. This decrease is the result of the Company's reduced capital investment during the period.

   Capital investments totaled $63 million in the first half of 1999 and were composed of $55 million in additions to property, plant and equipment, $5 million in deferred charges and computer software costs and $3 million in non-cash capital lease additions. These first half capital investments are primarily composed of costs incurred in building and equipping new and expanded supermarkets and in improvements necessary to maintain current facilities and systems. The Company expects to spend in excess of $150 million in 1999 on a capital program that will increase net retail selling area by 3.7% in 1999. This program is subject to continuing change and review as conditions warrant. Construction will also start on a number of stores to be opened in 2000. The 1999 capital program is being financed by internally generated funds, leases and long-term debt.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    During the first half of 1999, the Company opened 2 supermarkets including one new store and one expansion. These supermarkets, together with their square footage of selling area, are listed below:

                                                  Square Footage
                         Location                  Selling Area

                      Richmond, VA                    38,000
                      Charlotte, NC                   41,000

    During the remainder of 1999, the Company expects to open 6 supermarkets (1 new store and 3 expansions in the Northeast and 2 new stores in the Southeast). The 1999 capital program also includes eight major remodels, and a number of minor ones, which will not add square footage, but are important to the Company's presentation and its ability to build sales.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used in financing activities was $61 million in the first half of 1999 as compared to $26 million in the first half of 1998. This reduction in cash flows of $35 million is the result of reduced proceeds from the issuance of long-term debt, increased purchases of treasury stock and increased payments on long-term debt. During the first half of 1999, the Company made $35 million in payments on its long-term debt as compared to $29 million in the first half of 1998. This increase is the result of the Company's repayment on its revolving lines of credit.

   The Company purchased 398,000 shares of common stock during the first half of 1999 at a cost of $20 million. The increased cost in 1999 is the result of a higher number of shares purchased coupled with a higher stock price. The majority of these repurchased shares were used to fund the Company's stock-based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $9 million received during the first half of 1999 from the issuance of 297,000 shares of treasury stock. The Company paid $14 million in dividends to common shareholders in the first half of 1999.

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

    (a) The Annual Meeting of Shareholders was held on May 19, 1999.

    (b) Not applicable.

    (c) The following issues were voted upon by shareholders. All matters were approved as indicated:

 1. ELECTION OF FOUR CLASS III DIRECTORS TO SERVE UNTIL THE ANNUAL MEETING OF SHAREHOLDERS IN 2002.

                                     WITHHOLD
                                     AUTHORITY                 BROKER
                           FOR          FOR         TOTAL     NON-VOTES

Robert D. Bolinder     35,976,807        53,789   36,030,596          0

Richard K. Lochridge   35,986,505        44,091   36,030,596          0

Renee M. Love          35,983,126        47,470   36,030,596          0

Robert J. Murray       35,988,196        42,400   36,030,596          0


 2. RATIFICATION OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING JANUARY 1, 2000.

                          FOR           AGAINST      ABSTAIN       BROKER
                                                                 NON-VOTES

    TOTAL              35,942,357        30,690       57,549          0

    (d) Not applicable

Item 5:  Other Information

    A limited review was made of the results of the three-month and six-month periods ended July 3, 1999, by PricewaterhouseCoopers LLP, whose report is included in Item 6. Such report is not within the meaning of Section 7 & 11 of the 1933 Act and the independent accountant's liability under Section 11 does not extend to it.

Item 6:  Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulation SK

        15     Review report of PricewaterhouseCoopers LLP on interim results.

        23 Letter of PricewaterhouseCoopers LLP regarding incorporation by reference to certain forms S-8 of the Registrant.

        27     Financial Data Schedule

    (b) The following filings were made on Form 8-K during the second quarter:

        1. On June 17, 1999, a Form 8-K was filed reporting amendments to the bylaws of the Registrant.

        2. On June 21, 1999, a Form 8-K was filed reporting the resignation of the Chief Financial Officer and the promotions of two employees to the positions of Chief Operating Officer and Chief Financial Officer.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HANNAFORD BROS. CO.



Date August 11, 1999                         /s/ Paul A. Fritzson
    ----------------------                  ----------------------
                                           Paul A. Fritzson
                                           Executive Vice President
                                           (Chief Financial Officer)

Date August 11, 1999                         /s/ Charles H. Crockett
    ----------------------                  -----------------------------
                                           Charles H. Crockett
                                           Assistant Secretary