Form 10-Q
period 1999-10-02
HANNAFORD BROTHERS CO
filed 1999-11-09
CIK 45379

-1-


                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     October 2, 1999

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

    As of November 1, 1999, there were 42,251,617 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

Form 10-Q          HANNAFORD BROS. CO. 1-7603           OCTOBER 2, 1999



                                  INDEX

                      PART I - FINANCIAL INFORMATION

                                    Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets, October 2, 1999 and
              January 2, 1999                                     3-4

         Consolidated Statements of Earnings, Three Months
              Ended October 2, 1999 and October 3, 1998            5

         Consolidated Statements of Earnings, Nine Months
              Ended October 2, 1999 and October 3, 1998            6

         Consolidated Statements of Cash Flows
              Nine Months Ended October 2, 1999
              and October 3, 1998                                 7-8

         Notes and Schedules to Consolidated Financial
              Statements                                          9-12

Item 2.  Management's Discussion and Analysis of
              Third Quarter 1999 Results                         13-22

                       PART II - OTHER INFORMATION

Item 5.  Other Information                                        23

Item 6.  Exhibits and Reports on Form 8K                          23

Signatures                                                        24

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                  (In thousands)
                                          (UNAUDITED)
                                           October 2,         January 2,
                                              1999               1999
                                          ------------       ------------

Current assets:
    Cash and cash equivalents               $   52,665       $   59,722
    Accounts receivable, net                    25,033           22,869
    Inventories                                221,469          201,219
    Prepaid expenses                             6,770            6,116
    Deferred income taxes                        7,742            5,952
                                            ----------       ----------
         Total current assets                  313,679          295,878

Property, plant and equipment, net             834,384          818,106

Leased property under capital leases, net       54,377           54,911

Other assets:
    Goodwill, net                               59,181           63,517
    Deferred charges, net                       24,280           25,074
    Computer software costs, net                24,557           24,580
    Miscellaneous assets                         1,937            2,472
                                            ----------       ----------
         Total other assets                    109,955          115,643
                                            ----------       ----------

                                            $1,312,395       $1,284,538


See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                  (In thousands except per share amounts)

                                          (UNAUDITED)
                                           October 2,         January 2,
                                              1999               1999
                                          ------------       ------------
Current liabilities:
    Current maturities of long-term debt    $   20,634       $   19,296
    Obligations under capital leases             2,394            2,108
    Accounts payable                           209,657          186,626
    Accrued payroll                             30,007           27,254
    Other accrued expenses                      24,740           23,873
    Income taxes                                 2,697              442
                                            ----------       ----------
         Total current liabilities             290,129          259,599

Deferred income tax liabilities                 27,406           28,859

Other liabilities                               40,394           38,734

Long-term debt                                 176,387          220,130

Obligations under capital leases                74,721           73,866

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000 shares                        -                -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000 shares                       -                -
    Common stock, par value $.75 per share:
      Authorized 110,000 shares;
      42,338 and 42,338 shares issued           31,754           31,754
    Additional paid-in capital                 102,200          109,664
    Preferred stock purchase rights                423              423
    Retained earnings                          574,163          525,344
                                            ----------       ----------
                                               708,540          667,185
    Less common stock in treasury
      99 and 85 shares                           5,182            3,835
                                            ----------       ----------
         Total shareholders' equity            703,358          663,350
                                            ----------       ----------
                                            $1,312,395       $1,284,538

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

               (Amounts in thousands except per share data)

                                                    (UNAUDITED)
                                                 THREE MONTHS ENDED
                                           October 2,        October 3,
                                              1999              1998
                                          ------------      ------------

Sales and other revenues                    $881,934           $854,675
Cost of sales                                646,290            637,026
                                            --------           --------

Gross margin                                 235,644            217,649
Selling, general and administrative
    expenses                                 183,509            169,276
Merger related costs                           7,179                  -
                                            --------           --------

Operating profit                              44,956             48,373

Interest expense, net                          5,570              6,773
                                            --------           --------

Earnings before income taxes                  39,386             41,600

Income taxes                                  15,061             15,768
                                            --------           --------

    Net earnings                            $ 24,325           $ 25,832
                                            ========           ========

Earnings per share:

    Basic                                   $    .58           $    .61
                                            ========           ========
    Diluted                                 $    .56           $    .60
                                            ========           ========

Cash dividends per share                    $   .165           $   .150
                                            ========           ========

Weighted average number of common shares
  outstanding                     Basic       42,192             42,278
                                            ========           ========
                                  Diluted     43,146             42,925
                                            ========           ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

               (Amounts in thousands except per share data)

                                                    (UNAUDITED)
                                                NINE MONTHS ENDED
                                           October 2,        October 3,
                                              1999              1998
                                          -------------     -------------

Sales and other revenues                   $2,575,383        $2,473,342
Cost of sales                               1,895,798         1,849,762
                                           ----------        ----------

Gross margin                                  679,585           623,580
Selling, general and administrative
   expenses                                   541,980           496,136
Merger related costs                            7,179                 -
                                           ----------        ----------

Operating profit                              130,426           127,444

Interest expense, net                          17,615            19,925
                                           ----------        ----------

Earnings before income taxes                  112,811           107,519

Income taxes                                   43,082            40,853
                                           ----------        ----------

    Net earnings                           $   69,729        $   66,666
                                           ==========        ==========

Earnings per share:

    Basic                                  $    1.65         $     1.58
                                           =========         ==========
    Diluted                                $    1.62         $     1.55
                                           =========         ==========

Cash dividends per share                   $    .495         $     .450
                                           =========         ==========

Weighted average number of common shares
  outstanding                     Basic       42,213             42,285
                                           =========         ==========
                                  Diluted     42,964             42,903
                                           =========         ==========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (In thousands)
                                                       (UNAUDITED)
                                                    NINE MONTHS ENDED
                                               October 2,    October 3,
                                                  1999          1998
                                              ------------- -------------
Cash flows from operating activities:
  Net income                                    $ 69,729       $ 66,666
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               77,103         71,941
      Increase in inventories                    (20,250)        (7,243)
      Increase in receivables and prepayments     (2,990)        (2,135)
      Increase (decrease) in accounts payable
        and accrued expenses                      28,003        (10,485)
      Increase in income taxes payable             2,256          2,139
      Increase (decrease) in deferred taxes       (3,243)         5,407
      Other operating activities                     314           (387)
                                                --------       --------
        Net cash provided by operating
          activities                             150,922        125,903
                                                --------       --------

Cash flows from investing activities:
      Acquisition of property, plant and
        equipment                                (86,183)      (112,473)
      Sale of property, plant and
        equipment, net                             8,099          8,005
      (Increase) decrease in deferred charges     (1,121)           767
      Increase in computer software costs         (5,127)        (5,315)
                                                --------       --------
        Net cash used in investing activities    (84,332)      (109,016)
                                                --------       --------

Cash flows from financing activities:
      Principal payments under capital
        lease obligations                         (1,523)        (1,288)
      Proceeds from issuance of long-term debt         -         20,000
      Payments of long-term debt                 (42,405)       (26,401)
      Issuance of common stock                    11,451          8,397
      Purchase of treasury stock                 (20,261)       (13,355)
      Dividends paid                             (20,909)       (19,029)
                                                --------       --------
        Net cash used in
          financing activities                   (73,647)       (31,676)
                                                --------       --------

Net decrease in cash and cash equivalents         (7,057)       (14,789)
Cash and cash equivalents at beginning
  of period                                       59,722         57,663
                                                --------       --------
Cash and cash equivalents at end of period      $ 52,665       $ 42,874
                                                ========       ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information

                                                     (In thousands)
                                                       (UNAUDITED)
                                                   NINE MONTHS ENDED
                                               October 2,    October 3,
                                                  1999          1998
                                              ------------- -------------

Cash paid during the first nine months for:

    Interest (net of amount capitalized,
      $1,426 in 1999 and $1,665 in 1998)         $17,582       $19,062
                                                 =======       =======

    Income taxes                                 $43,524       $33,293
                                                 =======       =======

Supplemental disclosure of non-cash investing and financing activity

    Capital lease  obligations of $2,663,000 and $1,166,000 were incurred during
    the  nine-month   periods  ended  October  2,  1999  and  October  3,  1998, respectively, when the Company entered into real estate leases.

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

2. MERGER AGREEMENT

   On August 17, 1999 the Company entered into an Agreement and Plan of Merger among the Company, Food Lion, Inc. ("Food Lion") and FL Acquisition Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of Food Lion, pursuant to which Merger Sub would be merged with and into the Company and the Company would continue as the surviving corporation (the "Merger"). On September 7, 1999, the shareholders of Food Lion approved

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   a number of proposals, including (1) the conversion of Food Lion into a holding company, (2) an amendment to its Articles of Incorporation to change the company name to Delhaize America, Inc. (Delhaize), and (3) a one-for-three reverse stock split of Food Lion's outstanding shares of common stock (Classes A and B). Under the terms of the Merger Agreement and subject to certain conditions, Delhaize will pay up to $79 per share through a combination of cash and stock for all of the outstanding shares of the Company. In addition, approximately $300 million of the Company's debt will remain outstanding after the merger. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (excluding shares owned by Delhaize which will include the shares received by Delhaize from the Sobey Parties pursuant to a separate Stock Exchange Agreement referred to below) will be converted, subject to proration as described in the Merger Agreement, into a right to receive (A) $79.00 in cash, without interest, or (B) the number of shares of Class A common stock of Delhaize equal to $79.00 divided by the greater of (i) the average of the per share last sales prices of Delhaize Class A common stock for the ten consecutive trading days prior to the closing date of the merger or (ii) $27.00. This merger will be accounted for under the purchase method of accounting and will be a taxable transaction under the Internal Revenue Code.

   In connection with the execution of the Merger Agreement, certain shareholders (the "Sobey Parties") entered into a Stock Exchange Agreement with Delhaize. Pursuant to the Stock Exchange Agreement, the Sobey Parties agreed to exchange their shares in the Company for a combination of Delhaize common stock and cash. The Sobey Parties also entered into a Voting Agreement with Delhaize pursuant to which, among other things, the Sobey Parties agreed to vote their shares of Company common stock (representing approximately 24.7% of the outstanding Company common stock) in favor of the Merger.

   The Company expects the Merger to be consummated in the first or second quarter of 2000 subject to approval of the Company's shareholders and antitrust and other regulatory authorities and customary closing conditions. Additional information regarding the Merger can be found in the Company's current report on Form 8-K dated August 19, 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  EARNINGS PER COMMON SHARE

    Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised.

4.  RECLASSIFICATION

    Certain reclassifications have been made in the prior year's balance sheet to conform to classifications used in the current year.

5.  INVENTORIES

    Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Net income reflects the application of the LIFO method based upon estimated annual inflation. LIFO expense was $1.3 million in the first three quarters of 1999 and $1.2 million in the first three quarters of 1998. LIFO expense was $.4 million in both the third quarter of 1999 and the third quarter of 1998.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:


                                                   (In thousands)
                                          (Unaudited)
                                           October 2,          January 2,
                                               1999               1999
    Land and improvements                   $  152,660         $  141,706
    Buildings                                  321,647            300,708
    Furniture, fixtures & equipment            501,203            501,250
    Leasehold interests & improvements         325,192            324,106
    Construction in progress                    18,198              8,790
                                            ----------         ----------
                                             1,318,900          1,276,560
    Less accumulated depreciation and
       amortization                            484,516            458,454
                                            ----------         ----------
                                            $  834,384         $  818,106
                                            ==========         ==========


7.  LEASED PROPERTY

                                                   (In thousands)
                                          (Unaudited)
                                           October 2,          January 2,
                                               1999               1999
    Real property                             $85,163            $82,500
    Less accumulated amortization              30,786             27,589
                                              -------            -------
                                              $54,377            $54,911
                                              =======            =======

Form 10-Q          HANNAFORD BROS. CO. 1-7603           OCTOBER 2, 1999

                  HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  SALES

  Sales and other revenues rose 4.1% in the first three quarters of 1999, to $2.575 billion, an increase of $102 million over the first three quarters of 1998. Supermarket sales increased $95 million or 3.9%. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $7 million. Sales from supermarkets that were open in both periods reported ("identical store sales") were up 1.0%. Comparable store sales, which included results from expanded and relocated supermarkets, increased 1.6% in the first three quarters of 1999.

  In the third quarter of 1999, sales and other revenues were $882 million, an increase of $27 million or 3.2% over those reported for the same period of 1998. Identical store sales increased 1.4% in the third quarter, while comparable store sales were up 1.9%.

  GROSS MARGIN

  During the first nine months of 1999, gross margins increased to 26.4% of sales and other revenues in comparison to 25.2% for the comparable 1998 period. For the third quarter of 1999, gross margins were 26.7% versus 25.5% for the third quarter of 1998. These increases are the result of improved selling margins in most of the Company's marketing territories coupled with the results of an inventory shrinkage reduction initiative. The Company continues to focus on maintaining a competitive pricing strategy.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased to 21.0% of sales and other revenues in the first three quarters of 1999 as compared to 20.1% in the first three quarters of 1998. For the third quarter of 1999, selling, general and administrative expenses were 20.8% of sales and other revenues versus 19.8% in the third quarter of

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  1998. These increases are primarily the result of higher payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in all periods presented. In addition, the Company incurred increased advertising costs in both the third quarter and first three quarters of 1999, as it undertook programs to build sales in several of its marketing areas.

  MERGER RELATED COSTS

  Charges for merger related costs of $7 million were recorded in the third quarter of 1999 (Note 2) as a result of the pending merger with Delhaize America, Inc. The majority of these costs represent professional fees paid to outside parties. Additional merger related costs will be recorded in future quarters as expenditures are incurred.

  INTEREST EXPENSE, NET

  Net interest expense expressed as a percentage of sales and other revenues was 0.7% in the first three quarters of 1999 as compared to 0.8% in the first three quarters of 1998. Net interest expense was 0.6% in the third quarter of 1999 versus 0.8% in the third quarter of 1998. These decreases are primarily the result of a decrease in average debt levels.

  INCOME TAXES

  The effective income tax rate increased slightly in the first three quarters of 1999 to 38.2% from 38.0% in the corresponding period of 1998. In the third quarter of 1999 the effective income tax rate increased to 38.2% from 37.9% in the third quarter of 1998.

  NET EARNINGS AND EARNINGS PER COMMON SHARE

  Net earnings increased 4.6% in the first three quarters of 1999 to $70 million or 2.7% of sales and other revenues, an increase of approximately $3 million from 1998 first three quarters earnings of $67 million or 2.7% of sales and other revenues. This increase was

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  negatively impacted by the merger related costs that were incurred in the third quarter of 1999. Before the merger related costs, net earnings for the first three quarters of 1999 would have been $74 million or 2.9% of sales and other revenues, an increase of 11.3% over the $67 million reported in the first three quarters of 1998. Expressed as a percentage of sales and other revenues, this increase is the result of increased sales and margins, couple with reduced interest expense, partially offset by higher selling, general and administrative expenses.

  Net earnings for the third quarter of 1999 were $24 million or 2.8% of sales and other revenues, a decrease of 5.8% from 1998 third quarter net earnings of $26 million or 3.0% of sales and other revenues. Before the merger related costs, net earnings were $29 million or 3.3% of sales and other revenues, an increase of 11.4% over the $26 million reported in the third quarter of 1998.

  Basic earnings per common share in the first three quarters of 1999 were $1.65 as compared to $1.58 in the first three quarters of 1998, an increase of 4.4%. Diluted earnings per common share (Note 3) were $1.62 in the first three quarters of 1999 as compared to $1.55 in the first three quarters of 1998. Before the merger related costs, basic earnings per common share were $1.76 in the first three quarters of 1999 as compared to $1.58 in the first three quarters of 1998, an increase of 11.4%. Before the merger related costs, diluted earnings per common share increased 11.6% in the first three quarters of 1999.

  Basic earnings per common share were $.58 in the third quarter of 1999 versus $.61 in the third quarter of 1998, a decrease of 4.9%. Diluted earnings per common share exhibited a similar decrease of 6.6% during the quarter. Before the merger related costs, basic and diluted earnings per common share in the third quarter of 1999 increased 11.5% and 11.7%, respectively, over third quarter 1998 results.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company is continuing to test an internet-based home shopping service in the Boston, Massachusetts market called HomeRuns.com (formerly Hannaford's HomeRuns(R)). This service generated a net loss of approximately $.17 per share in the first three quarters of 1999 versus a net loss of approximately $.12 in the first three quarters of 1998. During the third quarter of 1999 this service generated a net loss of $.06 versus a net loss of $.05 in the third quarter of 1998. The Company previously announced that it was seeking a strategic partner to promote and expand this business undertaking. The pending merger with Delhaize America (Note 2) has not altered the Company's announced plans for this business venture.

  YEAR 2000 ISSUES

  Through its readiness plan which was initiated in 1996, the Company has been addressing computer software and hardware modifications or replacements to enable transactions to process properly in the Year 2000 (Y2K). Included in this plan is an examination of critical IT and non-IT systems, including embedded chip technology at supermarket and distribution facilities. The Company has currently completed all phases of its readiness plan as follows:

      IT Systems

          Mainframe                   Completed
          Network                     Completed
          PC-Desktop                  Completed
          In-store                    Completed

      Facilities Systems              Completed

  The readiness plan for IT and Facilities Systems was essentially completed as previously scheduled.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  As part of its readiness plan, the Company has contacted all of its critical business partners in order to ascertain their status on Y2K readiness. Based on management's assessment of their responses, the Company believes that the majority of its business partners are taking action to be Y2K complaint. Despite these documented efforts, the Company could potentially experience disruptions to some aspects of its activities and operations. Therefore, in conjunction with its completed readiness plan, management formulated contingency plans for critical functions and processes which may be implemented to minimize the risk of interruption to its business in the event of a Y2K disruption.

  This contingency planning, which utilizes a business continuity approach, focuses on the Company's ability to remain open for business with sufficient inventories should some external infrastructure problems arise such as electrical outages. Based on key assumptions concerning the readiness status of public utilities, emergency response providers, federal, state and local government agencies and the banking system, the Company has developed business continuity strategies. Management then converted these strategies to detailed contingency plans and completed its work in September 1999. For the remainder of the year, the Company will continue to review its key assumptions in order to validate its strategies and test the capabilities of its contingency plans. In addition to its main focus of developing strategies to address the Company's ability to purchase an adequate supply of product from vendors, deliver it to its supermarkets and sell it to customers, contingency plans have been established to address its ability to pay employees, collect and remit on outstanding accounts, meet other regulatory and administrative needs, and address various merchandising objectives.

  In addition to its contingency plan, the Company has developed a Y2K communication plan so that its customers and employees can understand the Company's commitment to supply goods and services in its supermarkets before and after the turn of the century. Employee communications are informational in nature and designed to inform associates that appropriate action has been taken to prepare for Y2K. Consumer communications are focusing on the Company's effort to support its communities and customers with an adequate supply of products on a normal retail schedule. In-store signage has been

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  developed to assist consumers in making informed buying decisions should they feel the need to increase their stored stock of groceries, prescription drugs and other related merchandise as Y2K approaches. The Company has increased its inventory levels in anticipation of consumer demand. The Company intends to be responsive to public inquiries regarding Y2K through press releases between October and December of 1999. The Company is also prepared to represent the food industry in its market areas as required by public officials or as dictated by business needs.

  The total cost associated with anticipated Y2K modifications is not material to the Company's results of operations, financial condition or cash flows. The total estimated cost of the readiness plan, including the cost of internal resources, is $5 million, of which approximately $4.8 million has been incurred through the end of the third quarter of 1999.

CAPITAL RESOURCES AND LIQUIDITY

  OVERVIEW

  Measures of liquidity for the periods presented are as follows:

                                          (Dollars in millions)
                                       October 2,         January 2,
                                          1999               1999
                                       ----------         ----------
  Cash and cash equivalents                $53                $60
  Working capital (FIFO inventory)         $44                $56
  Unused lines of revolving credit         $92                $58
  Unused lines of short-term credit        $ 1                $ 1
  Current ratio (FIFO inventory)          1.15               1.22

  The Company continued to maintain a strong capital position at October 2, 1999. Cash and cash equivalents decreased $7 million to $53 million at the end of the third quarter of 1999. This decrease was primarily the result of cash used in financing and investing activities partially offset by cash provided by operating activities. Lines of credit represent a continuing source of capital and are available for purposes

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  of short-term financing. At October 2, 1999, the Company did not have any borrowings on its revolving lines of credit in comparison to $34 million outstanding at January 2, 1999. The Company is in a solid financial position to carry out its current internal expansion and external growth plans in 1999.

  CASH FLOWS FROM OPERATING ACTIVITIES

  Cash provided by operating activities was $151 million in the first three quarters of 1999, an increase of $25 million over the $126 million provided in the first three quarters of 1998. This increase is primarily attributable to an increase in cash flows provided by net working capital items coupled with increased net earnings and increased depreciation and amortization. With the exception of inventories and their impact upon accounts payable, the fluctuations within working capital accounts are part of the Company's normal business activities.

  Inventory levels increased $20 million from year-end 1998 levels. This increase is primarily the result of the Company's decision to increase its retail and warehouse inventory levels of certain grocery, pharmaceutical and general merchandise items in anticipation of consumer demand as the Year 2000 date approaches. Management will continue to monitor its inventory supplies as well as actual and anticipated demand throughout the fourth quarter of 1999.

  CASH FLOWS FROM INVESTING ACTIVITIES

  Cash used in investing activities decreased $25 million in the first nine months of 1999 to $84 million from $109 million in the first nine months of 1998. This decrease is the result of the Company's reduced capital investment during the period.

  Capital investments totaled $95 million in the first three quarters of 1999 and were composed of $86 million in additions to property, plant and equipment, $6 million in deferred charges and computer software costs and $3 million in non-cash capital lease additions. These capital investments are primarily composed of costs incurred in building and equipping new and expanded supermarkets and in

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  improvements necessary to maintain current facilities and systems. The Company expects to spend in excess of $140 million in 1999 on a capital program that will increase net retail selling area by approximately 4% in 1999. This program is subject to continuing change and review as conditions warrant. Construction will also start on a number of stores to be opened in 2000. The 1999 capital program is being financed by internally generated funds, leases and long-term debt.

  During the first three quarters of 1999, the Company opened six supermarkets including three new stores and three expansions. These supermarkets, together with their square footage of selling area, are listed below:
                                                  Square Footage
                         Location                  Selling Area

                      Richmond, VA (expansion)         38,000
                      Charlotte, NC                    41,000
                      Bucksport, ME (expansion)        16,000
                      Apex, NC                         41,000
                      Richmond, VA                     41,000
                        Ossipee, NH  (expansion)         17,000

  During the fourth quarter of 1999, the Company expects to open two supermarkets (one new store and one expanded store). The 1999 capital program also included eight major remodels and a number of minor ones, which do not add square footage but are important to the Company's presentation and its ability to build sales.

  CASH FLOWS FROM FINANCING ACTIVITIES

  Cash used in financing activities was $74 million in the first three quarters of 1999 as compared to $32 million in the first three quarters of 1998. This reduction in cash flows of $42 million is the result of reduced proceeds from the issuance of long-term debt, increased purchases of treasury stock and increased payments on long-term debt. During the first three quarters of 1999, the Company made $42 million in payments on its long-term debt as compared to $26 million in the first three quarters of 1998. This increase is the result of the Company's repayment on its revolving lines of credit.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company purchased 403,000 shares of common stock during the first three quarters of 1999 at a cost of $20 million. The increased cost in 1999 is the result of a higher number of shares purchased coupled with a higher stock price. The majority of these repurchased shares were used to fund the Company's stock-based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $11 million received during the first three quarters of 1999 from the issuance of 389,000 shares of treasury stock. The Company paid $21 million in dividends to common shareholders in the first three quarters of 1999.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or statements made by its associates may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Year 2000 issue, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

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

                                PART II

Item 5:  Other Information

    A limited review was made of the results of the three-month and nine-month periods ended October 2, 1999, by PricewaterhouseCoopers, LLP, whose report is included in Item 6. Such report is not within the meaning of Section 7 and 11 of the 1933 Act and the independent accountant's liability under Section 11 does not extend to it.

Item 6:  Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulation SK

        15    Letter  of  PricewaterhouseCoopers,   LLP  furnished  pursuant  to
              Regulation SX.

        23 Letter of PricewaterhouseCoopers, LLP regarding incorporation by reference to certain Forms S-8 of the Registrant.

        27    Financial Data Schedule

    (b) The following filings were made on Form 8-K during the quarter ended October 2, 1999.

        1. On August 19, 1999, a Form 8-K was filed reporting an agreement and plan of merger with Food Lion, Inc.

        2. On September 1, 1999, a Form 8-K was field reporting the termination of a Standstill Agreement with Empire Company Limited.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HANNAFORD BROS. CO.



Date November 9, 1999                           s/Paul A. Fritzson
    ------------------------                   -------------------------
                                               Paul A. Fritzson
                                               Executive Vice President
                                               (Chief Financial Officer)



Date November 9, 1999                           s/Charles H. Crockett
    ------------------------                   -------------------------
                                               Charles H. Crockett
                                               Assistant Secretary