Form 10-K
period 2000-01-01
HANNAFORD BROTHERS CO
filed 2000-03-10
CIK 45379

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 1, 2000 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The aggregate market value of the Common Stock, $.75 par value, held by non-affiliates as of March 1, 2000, was $2,196,335,756. This calculation assumes that all shares of Common Stock beneficially held by directors and executive officers of the Registrant are owned by "affiliates".

     As of March 1, 2000, there were 42,663,723 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                       NONE
                                                     Exhibit Index on Page: 77

FORM 10-K                HANNAFORD BROS. CO. 1-7603              JANUARY 1, 2000



                                   PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     Hannaford Bros. Co. (the "Registrant" or the "Company") was incorporated in Maine in 1902 as the successor to a business established by the Hannaford family in 1883.

     Its principal executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074. Its telephone number is 207-883-2911. Approximately 25.6% of the outstanding shares of the Registrant's common stock, par value $.75 per share, is owned by certain members of the Sobey family of Stellarton, Nova Scotia, and certain companies and trusts controlled by them (the "Sobey Parties").

     Fiscal year 1999 consisted of 52 weeks of operations as compared to 52 weeks in 1998 and 53 weeks in 1997. The Company closes its fiscal year on the Saturday closest to December 31.

     Consolidated sales and other revenues for 1999 were $3.463 billion, an increase of 4.2% over 1998 sales and other revenues of $3.324 billion. Identical store sales were up 1.1% for fiscal year 1999 compared to an increase of 2.2% in 1998. Comparable store sales were up 1.7% for fiscal year 1999 compared to an increase of 2.4% in 1998.

     On August 18, 1999, the Registrant announced that it had entered into a definitive Merger Agreement with Delhaize America, Inc., which will acquire all of the outstanding shares of the Registrant. The merger is a cash and stock transaction valued at approximately $3.6 billion including the assumption of debt of the Registrant. In February 2000, the shareholders of the Company voted to approve the terms of the Merger Agreement. Upon completion of the merger, which is pending FTC approval and is expected to close in the second quarter of 2000, the Registrant will operate as a wholly-owned subsidiary of Delhaize America.

     The Registrant ships food and food-related products from its distribution centers to an additional 23 independent retail food stores. Sales to these wholesale accounts amounted to 2.2% of total sales in 1999. Other revenues from such activities as home shopping, trucking, real estate and retail services amounted to about 1.4% of total sales.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Registrant, through its operations and those of its subsidiaries, is principally involved in the retail food business. The Registrant considers its business a single segment under the applicable reporting rules. See Item 8, Financial Statements and Supplementary Data.



NARRATIVE DESCRIPTION OF THE BUSINESS

     The Registrant is a multi-regional food retailer, with 154 supermarkets located throughout Maine, New Hampshire and Vermont, and in parts of New York, Massachusetts, Virginia, North Carolina and South Carolina. Its stores are operated primarily under the names Shop 'n Save7 and Hannaford7. The Registrant offers consumers comprehensive product variety and outstanding freshness and quality in perishables, at competitive prices, from modern and convenient facilities. The Registrant also operates 108 pharmacies within the Registrant's supermarkets and combination stores.

     Of the Registrant's 105 supermarkets in the northeastern region of the United States, more than 75% are either new or have been expanded or relocated in the past 10 years. During this period, a number of smaller outdated facilities have been closed or sold.

     In addition, the Registrant operates 49 supermarkets located in Virginia, North Carolina and South Carolina. Eleven of these stores were acquired by the Registrant in July 1994, six were acquired in September 1995 and thirty-two were newly constructed since 1995.

     Of the Registrant's 154 supermarkets, 127 are combination stores with selling areas ranging from 22,300 to 61,700 square feet. These combination stores offer under one roof the traditional all-department supermarket, together with other services and expanded lines of general merchandise.

     The following tables set forth certain statistical information regarding the Registrant's operations at the dates indicated:

                                            FISCAL YEAR
NUMBER OF STORES       1995       1996        1997       1998         1999

      Beginning         118        134         139        148          150
      Opened             13         13          15         11            4
      Closed             (3)        (7)         (6)        (9)           0
      Sold                0         (1)          0          0            0
      Acquired            6          0           0          0            0
      Ending            134        139         148        150          154


AVERAGE SQUARE FEET
  OF SELLING AREA
  PER STORE          31,100     32,300      33,400     34,500       34,800

TOTAL SQUARE FEET
 OF SELLING AREA  4,166,000  4,490,000   4,947,000  5,171,000    5,360,000

     As illustrated by the foregoing tables, the Registrant has continued to expand its food store operations.

     During 1999, net selling square footage increased 3.7%. The Registrant opened four new food stores with selling areas ranging from 40,600 square feet to 41,300 square feet, expanded four existing stores, and conducted major remodelling projects in a number of its other stores.

     During 2000, the Registrant expects to open eight new food stores, six of which will be located in a northeastern markets and two in southeastern markets. The new stores will have from 25,600 to 40,200 square feet of selling area. The Registrant will also expand two stores, and, in January 2000, acquired one additional store from an independent wholesale customer. It is expected that net retail selling area will increase approximately 4.8% in 2000.

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

     During 1999, the Registrant continued to operate a home shopping service called HomeRuns.com (sm) in the Boston, Massachusetts market area. Consumers shop from a catalog, placing their order via the Internet, fax or phone. Orders are selected at a dedicated fulfillment center and delivered the next day. Prices are competitive with those in local supermarkets. Early in 2000, an agreement was reached with an investment group to sell a majority interest in this subsidiary, and on February 12, 2000, this sale was completed.

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

     At the retail level, the Registrant's supermarkets are in direct competition with regional, national and local food and drug chains, as well as "supercenters", "club stores" and military commissaries, some of which have greater resources than the Registrant, and with other independent operators. In addition, certain of the independent stores served by the Registrant as wholesale customers are located in the same trade areas as the Registrant's own stores.

     In its wholesale operations, the Registrant directly competes with other regional wholesalers, some of which supply franchised retail outlets. The loss of any one or a few of the wholesale customers would not have a materially adverse effect on the Registrant.

     No material  expenditures  were made during  fiscal  1997,  1998 or 1999 on
research  activities   relating  to  new  or  improved  products,   services  or
techniques.

     The Registrant does not foresee that material capital outlays will be needed or that material increases in operating expenses will be incurred for the purpose of compliance with any statutory requirement respecting environmental quality.

     As of January 1, 2000, the Registrant had approximately 9,200 full-time and 15,400 part-time employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Neither the Registrant nor any of its subsidiaries engages in any operations in foreign countries, nor is a material portion of sales and revenues derived from retail customers in foreign countries.

ITEM 2.  PROPERTIES

     The Registrant owns 64 of its 154 food stores and leases the remaining 90 locations. It owns all 4 of its distribution facilities and leases its general office facility in Scarborough, Maine. The Registrant's properties are located in Maine, New Hampshire, Vermont, northern Massachusetts, eastern upstate New York, southern Virginia, North Carolina and South Carolina. The Registrant believes that its properties are well maintained and are appropriate for its business needs.

     The number of stores and facilities operated and the square feet of space at January 1, 2000, consisted of:

                                                    (In thousands)
                                                 Square       Square Footage
                                                Footage           Selling
                                 Units         Gross Area           Area

    Stores                        154             7,483            5,360
    Distribution and
      administrative facilities     5             1,860              --
          Total                   159             9,343            5,360


     The following table sets forth expiration dates of leased facilities, assuming exercise of all renewal options:

                   Lease                                 Administrative
                Expiration          Food stores            Facilities

                 2000-2009                1
                 2010-2019                7
                 2020-thereafter         82                   1
                                         90                   1


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.




                                    Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock of the Registrant has been listed on the New York Stock Exchange since July 18, 1986. The following table sets forth the dividends per share and the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes during each quarter of 1998 and 1999.



                                                                 QUARTERLY
                                         SALE PRICE              DIVIDENDS
                                    HIGH               LOW       PER SHARE

1st Quarter, 1999                 $53.438           $44.505        .165
2nd Quarter, 1999                  57.500            43.625        .165
3rd Quarter, 1999                  73.375            53.125        .165
4th Quarter, 1999                  73.125            65.938        .165

1st Quarter, 1998                 $46.438           $38.750        .150
2nd Quarter, 1998                  46.938            43.375        .150
3rd Quarter, 1998                  47.000            41.250        .150
4th Quarter, 1998                  53.000            40.063        .150




     There are approximately 14,000 record holders of the Common Stock. Fiscal 1999 was the fifty-first consecutive year that dividends were paid on the Common Stock and the thirty-seventh consecutive year that the aggregate dividend paid per share (after adjusting for stock splits) has increased. Future dividends will depend on the Registrant's earnings and financial condition.

Item 6.  Selected Financial Data


                                                                                    Fiscal Year

                                                                1999         1998        1997         1996         1995
                                                                         (In thousands except per share amounts)
EARNINGS STATEMENT DATA:

Sales and other revenues.................................    $3,462,942    $3,323,588  $3,226,433   $2,957,559   $2,568,061
Cost of sales............................................     2,544,623     2,480,346   2,427,287    2,242,784    1,951,248

Gross margin.............................................       918,319       843,242     799,146      714,775      616,813
Selling, general and administrative expenses.............       725,900       664,357     635,355      568,033      481,017
Merger related costs.....................................         9,453             -           -            -            -
Impairment loss..........................................             -             -      39,950            -            -

Operating profit.........................................       182,966       178,885     123,841      146,742      135,796
Interest expense, net....................................        23,468        26,577      26,425       22,204       19,368

Earnings before income taxes.............................       159,498       152,308      97,416      124,538      116,428
Income taxes.............................................        61,480        57,661      37,769       49,333       46,227
Net earnings.............................................    $   98,018    $   94,647  $   59,647   $   75,205   $   70,201

Per common share:

   Basic earnings per share..............................    $     2.32    $     2.24  $     1.41   $     1.78   $     1.67

   Diluted earnings per share............................    $     2.28    $     2.21  $     1.40   $     1.76   $     1.66

   Cash dividends........................................    $      .66    $      .60  $      .54   $      .48   $      .42

                                                               January      January     January      December     December
                                                               1, 2000       2, 1999     3, 1998      28, 1996     30, 1995
BALANCE SHEET DATA:                                              (Dollar amounts in thousands except per share data)
Working capital..........................................    $   53,578    $   36,279  $   20,873   $   21,796   $   23,512
Total assets.............................................     1,329,990     1,284,538   1,227,190    1,183,727      961,830
Current maturities:
   Long-term debt.......................................         20,391        19,296      18,155       14,213       11,246
   Obligations under capital leases......................         2,462         2,108       1,873        1,775        1,467
Long-term debt, excluding current maturities.............       185,126       220,130     235,850      227,525      150,648
Obligations under capital leases, excluding current
  maturities.............................................        71,464        73,866      75,687       75,198       69,747
Shareholders' equity.....................................       727,188       663,350     601,029      569,156      518,677
Book value per share.....................................    $    17.20    $    15.70  $    14.22   $    13.46   $    12.26


FORM 10-K              HANNAFORD BROS. CO. 1-7603              JANUARY 1, 2000



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

RESULTS OF OPERATIONS

Overview

     Sales and other revenues for 1999 amounted to $3.463 billion, an increase of 4.2% over last year's sales and other revenues of $3.324 billion. Fourth quarter sales and other revenues in 1999 were $888 million, as compared to $850 million, an increase of 4.4%. Identical store sales were up 1.5% in the fourth quarter and up 1.1% for the year. Comparable store sales were up 2.0% in the fourth quarter and 1.7% for the year.

     Before merger related costs, net earnings in 1999 were up 10.4% and fourth quarter net earnings were up 8.2% over 1998 net earnings for the same periods. Before merger related costs, diluted net earnings per common share for 1999 were $2.43, as compared to $2.21 for 1998. Before merger related costs, diluted net earnings per common share for the fourth quarter of 1999 were $.70, as compared to $.65 reported for the fourth quarter of 1998.

     In February, 2000 the Company sold a majority interest in HomeRuns.com, Inc., its internet-based grocery delivery service (Note 3). The Company will retain a minority interest and, subsequent to the sales date, will no longer reflect the operating results of HomeRuns.com, Inc. in its consolidated statement of earnings. This business generated a net loss of approximately $.25 per share in 1999 and $.16 per share in 1998.

     The following table sets forth, for the years indicated, the percentages which selected items in the consolidated statements of earnings are to sales and other revenues and the percentage change in the dollar values of such items as compared to the indicated prior year:

                                                    YEAR-TO-YEAR PERCENTAGE
   PERCENTAGE OF SALES                              CHANGE IN DOLLAR VALUES
    AND OTHER REVENUES                                 1999        1998
 EXCEPT PER SHARE AMOUNTS                          Compared to  Compared to
 1999     1998      1997                               1998        1997

  100.0%   100.0%   100.0%  Sales and other revenues       4.2%       3.0%

   26.5     25.4     24.8   Gross margin                   8.9        5.5

                            Selling, general and
   20.9     20.0     19.7     administrative expenses      9.3        4.6
    0.3        -        -   Merger related costs             -          -
      -        -      1.3   Impairment loss                  -     (100.0)

    5.3      5.4      3.8   Operating profit               2.3       44.5

    0.7      0.8      0.8   Interest expense, net        (11.7)       0.6

    4.6      4.6      3.0   Earnings before income taxes   4.7       56.3

    1.8      1.7      1.2   Income taxes                   6.6       52.7

    2.8%     2.9%     1.8%  Net earnings                   3.6       58.7

                            Earnings per share:
  $2.32    $2.24    $1.41     Basic                        3.6       58.9

  $2.28    $2.21    $1.40     Diluted                      3.2       57.9

  $ .66    $ .60    $ .54   Cash dividends per share      10.0       11.1

Sales

     Sales and other revenues rose 4.2% in 1999, to $3.463 billion, an increase of $139 million over 1998 results. Sales from supermarkets that were open in both periods presented ("identical store sales"), increased $36 million or 1.1%. Additional supermarket sales of $90 million resulted from the net impact of new, expanded, relocated and closed stores. Other sales and revenues, which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations, increased $13 million. Comparable store sales, which include results from expanded and relocated stores, increased 1.7% in 1999.

     Identical store sales were up 1.5% in the fourth quarter of 1999 while comparable store sales were up 2.0% in the quarter. The Company attributes these increases to a strong holiday sales season coupled with sales generated by the Year 2000 event.

     Sales and other revenues rose 3.0% in 1998, to $3.324 billion, an increase of $97 million over 1997 results. Fiscal year 1998 contained 52 weeks of operations as compared to 53 weeks in 1997. This additional week accounted for approximately $58 million of additional sales in 1997. The Company's real sales growth in 1998 exceeded 6.7% after adjusting for the 53rd week of sales in 1997. Identical store sales, adjusted to exclude the 53rd week of sales in 1997, increased 1.3%. Comparable store sales, on a 52-week basis in both years presented, increased 1.9% in 1998.

Gross Margin

     Gross margins increased in 1999 to 26.5% of sales and other revenues in comparison to 25.4% in 1998. These increases are the result of improved selling margins in most of the Company's marketing territories. The Company continues to focus on maintaining a competitive pricing strategy.

     Gross margins increased in 1998 to 25.4% of sales and other revenues in comparison to 24.8% in 1997. The 1998 increase is the result of improved selling margins in a majority of the Company's marketing territories. A portion of this increase was the result of an inventory shrinkage reduction initiative which combined store level associates and vendor partners using integrated information technology.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to 20.9% of sales and other revenues in 1999 as compared to 20.0% in 1998. Payroll and payroll related expenses, which exceeded 50% of selling, general and administrative expenses in both years, increased as a percentage of sales in 1999. In addition, the Company incurred increased advertising costs during 1999 as it undertook programs to build sales in several of its marketing areas. The Company also incurred increased costs as it developed plans to grow HomeRuns.com, Inc., its internet-based grocery delivery service.

     Selling, general and administrative expenses increased to 20.0% of sales and other revenues in 1998 as compared to 19.7% in 1997. Payroll and payroll related expenses increased as a percentage of sales in 1998. In addition to increased direct labor costs, the Company incurred increased costs related to its employee benefit plans (Note 8).

Merger Related Costs

     Charges for merger related costs of $9 million were incurred in 1999 as a result of the pending merger with Delhaize America, Inc. (Note 2). The majority of these costs represent fees for professional services provided by outside parties. Additional merger related costs will be recorded in 2000 as expenditures are incurred.

Impairment Loss

     The Company recorded a non-cash charge of $40 million in the fourth quarter of fiscal 1997 (Note 6). Expressed as a percentage of sales the impairment loss was 1.3% of sales and other revenues. Approximately $24 million of the impairment loss relates to supermarket assets and related costs for seven southeastern stores in non-core markets that were closed in January 1998. The remaining $16 million relates to supermarket assets which continue to be used in the operations of the Company.

Interest Expense, Net

     Net interest expense expressed as a percentage of sales and other revenues was 0.7% in 1999 as compared to 0.8% in both 1998 and 1997. The 1999 decrease is primarily the result of a decrease in average debt levels.

     Net interest expense in 1998 was $27 million, an increase of 0.6% from 1997 interest expense of $26 million. This slight increase is primarily the result of a decrease in capitalized interest from reduced construction activity offset by a decrease in average debt levels.

Income Taxes

     The provision for income taxes includes both federal and state income taxes. The effective tax rate increased in 1999 to 38.5% from 37.9% in 1998. This higher effective tax rate is primarily the result of non-deductible merger related costs incurred by the Company. Excluding merger costs, the Company's 1999 effective tax rate would have approximated 38.1%.

     The effective tax rate increased in the fourth quarter of 1999 to 39.4% from 37.5% in the fourth quarter of 1998. This increase is primarily the result of non-deductible merger related costs incurred during the fourth quarter of 1999.

     The effective tax rate decreased in 1998 to 37.9% from 38.8% in 1997. This lower effective tax rate is the result of reductions in the Company's overall state income tax rate. In addition, the 1998 reduced rate was positively impacted by a tax benefit related to the Company's donation of food products.

Net Earnings and Earnings Per Common Share

     Net earnings increased 3.6% in 1999 to $98 million or 2.8% of sales and other revenues, an increase of $3 million over 1998 net earnings of $95 million or 2.9% of sales and other revenues. Before merger related costs, 1999 net earnings increased by 10.4% to $104 million or 3.0% of sales and other revenues. This increase is the result of increased sales and gross margin coupled with reduced interest expense partially offset by an increase in selling, general and administrative expenses.

     Net earnings for both the fourth quarters of 1999 and 1998 were $28 million. Basic and diluted earnings per share were $.67 and $.65, respectively, in the fourth quarter of 1999 versus $.66 and $.65, respectively, in the fourth quarter of 1998. Before merger related costs, net earnings for the fourth quarter of 1999 were $30 million or 3.4% of sales and other revenues, an 8.2% increase over 1998 fourth quarter net earnings of $28 million or 3.3% of sales and other revenues.

     Net earnings increased 58.7% in 1998 to $95 million or 2.9% of sales and other revenues, an increase of $35 million from 1997 net earnings of $60 million or 1.8% of sales and other revenues. Before the 1997 impairment loss, net earnings for 1998 increased 12.1% over 1997 results. This increase is the result of increased sales and gross margin coupled with a reduced income tax provision, partially offset by an increase in selling, general and administrative expenses.

     Basic earnings per common share in 1999 were $2.32 as compared to $2.24 in 1998, an increase of 3.6%. Diluted earnings per common share (Note 1K) were $2.28 in 1999, an increase of 3.2% from $2.21 reported for 1998. Before merger related costs, diluted earnings per common share were $2.43 in 1999 as compared to $2.21 in 1998, an increase of 10.0%.

     Basic earnings per common share in 1998 were $2.24 as compared to $1.41 in 1997, an increase of 58.9%. Diluted earnings per common share were $2.21 in 1998, an increase of 57.9% from $1.40 reported for 1997. Before the impairment charge, diluted earnings per common share were $2.21 in 1998 as compared to $1.99 in 1997, an increase of 11.1%. Management estimates that the extra week of operations in the fourth quarter of 1997 increased net earnings by approximately $0.04 per share.

     In February, 2000 the Company sold a majority interest in HomeRuns.com, Inc., its internet-based grocery business (Note 3). This business generated a net loss of approximately $.25 per share in 1999, $.16 per share in 1998 and $.11 per share in 1997. Following the sale, the Company will retain a minority interest and account for its remaining investment in HomeRuns.com, Inc. on the cost basis.

Year 2000 (Y2K)

     The Company reported that all of its facilities and major systems were up and running on January 1, 2000. Subsequent to this date, the Company has not experienced any Y2K related events. The costs incurred by the Company to implement its readiness plan were $2 million in 1999 and $3 million in 1998. These costs were not material to the Company's results of operations, financial condition or cash flows for 1999 and 1998.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

Measures of liquidity at the end of the last three fiscal years were as follows:
                                            (Dollars in millions)
                                   1999           1998           1997

Cash and cash equivalents            $54            $60            $58
Working capital (FIFO inventory)     $75            $56            $39
Unused lines of revolving credit     $72            $58            $54
Unused lines of short-term credit    $ 1            $ 1            $30
Current ratio (FIFO inventory)       1.27           1.22           1.15

     The Company continued to maintain a strong capital position at the end of fiscal 1999. Cash and cash equivalents decreased $6 million to $54 million at the end of the year. This decrease was the result of cash used in financing and investing activities offset by cash provided by operating activities. Lines of credit represent a continuing source of capital and are available for purposes of short-term financing. At January 1, 2000, the Company had $20 million outstanding on its revolving lines of credit. Not- withstanding its impending merger with Delhaize America (Note 2), the Company is in a solid financial position to carry out its current internal expansion and potential external growth plans in 2000.

     In February 1999, the Company renewed a stock repurchase program authorizing the repurchase of up to $100 million in shares of Hannaford common stock over the next three years. The program authorizes purchases on the open market and through privately negotiated transactions. Shares repurchased by the Company are held as treasury shares and are available to the Company for use in funding its stock-based benefit plans and, when authorized, for other corporate purposes. During 1999, the Company reacquired 405,000 shares at a cost of $20 million, all of which were used to fund issuances under stock-based benefit plans.

Cash Flows from Operating Activities

     Cash provided by operating activities was $181 million in 1999, a decrease of $3 million from the $184 million provided in 1998. This decrease is primarily attributable to an increase in inventories, partially offset by increases in net earnings, depreciation and amortization and accounts payable and accrued expenses. With the exception of inventories and their impact upon accounts payable, the fluctuations within these accounts are part of the Company's normal business activities. Inventory levels increased $29 million from year-end 1998 levels. This is primarily the result of the Company's Y2K contingency planning to increase its retail and warehouse inventory levels of certain grocery, pharmaceutical and general merchandise items in anticipation of consumer demand and in planning for a possible Y2K external infrastructure problem. Since Y2K infrastructure problems did not arise, management expects to sell most of this excess inventory as part of its normal business operations during the first quarter of 2000.

     Cash provided by operating activities was $184 million in 1998, a slight decrease from the $190 million provided in 1997. This decrease is primarily attributable to an increase in inventories, receivables and prepayments, partially offset by an increase in deferred taxes. The fluctuations within these accounts are part of the Company's normal business operations.

Cash Flows from Investing Activities

     Cash used in investing activities decreased $21 million during 1999 to $112 million from $133 million in 1998. This decrease is primarily the result of the Company's reduced capital investment during the year. Capital investments totaled $133 million in 1999 and were composed of $115 million in additions to property, plant and equipment, $10 million in computer software costs and deferred charges and $8 million in non-cash asset additions. These 1999 capital investments consist primarily of costs incurred in building and equipping new, expanded and remodeled stores and for improvements necessary in maintaining current facilities and systems.

     Net retail selling space for supermarkets increased 3.7% in 1999 to 5,360,000 square feet at year-end, an increase of 189,000 square feet over 1998 year-end sales area. During 1999, the Company opened eight supermarkets including four new stores and four expansions.

     The number of supermarkets and square footage of selling area at year-ends 1999, 1998 and 1997 are summarized below:

                                 SUPERMARKETS
                         Number of         Square Footage
                           Units            Selling Area

           1999            154                5,360,000
           1998            150                5,171,000
           1997            148                4,947,000

     New, relocated and expanded supermarkets in 1999, together with their square footage of selling area, are listed below:

                                                   Square Footage
                            Location                Selling Area

  Northeast
                      Bucksport, ME (expansion)        16,000
                      Ossipee, NH (expansion)          17,000
                      York, ME                         41,000
                      Jay, ME (expansion)              17,000

  Southeast
                      Richmond, VA (expansion)         38,000
                      Charlotte, NC                    41,000
                      Apex, NC                         41,000
                      Richmond, VA                     41,000

     The 1999 capital program also included eight major remodels and a number of minor ones, which do not add square footage but are important to the Company's presentation and ability to build sales. At the end of 1999, approximately two-thirds of the Company's supermarkets have been newly constructed, expanded or remodeled within the last five years.

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

Cash Flows from Financing Activities

     Cash used in financing activities was $75 million in 1999, as compared to $49 million in 1998. This reduction in cash flows of $26 million is primarily the result of reduced proceeds from the issuance of long-term debt.

     In 1999, the Company purchased 405,000 shares of common stock at a cost of $20 million. The majority of this repurchased stock was used to fund the Company's stock-based benefit plans with the balance being held in treasury. This amount was offset by proceeds of $14 million received during 1999 from the issuance of 423,000 shares of treasury stock.

     The Company paid $28 million in dividends to common shareholders in 1999. Quarterly cash dividends declared during 1999 totaled $.66 per common share, an increase of 10.0% over the $.60 per share declared during 1998. This was the thirty-seventh consecutive year that the aggregate dividend paid per common share, after adjustment for stock splits and stock dividends, has increased.
Common stock dividend payments in 1999 represented 28.4% of net earnings available to common shareholders. In February 1999, the Company declared a quarterly dividend on its common stock of $.165 per share, payable March 23, 2000.

     Cash used in financing activities was $49 million in 1998 as compared to $17 million in 1997. This reduction in cash flows of $32 million is primarily the result of increased payments of long-term debt coupled with reduced proceeds from the issuance of long-term debt.

2000 Capital Program

     Total capital expenditure commitments are projected to be in excess of $160 million in 2000, primarily for new store constructions, expansions and remodels, equipment, vehicles and other asset expenditures. During 2000, this program will be subject to continuing change and review as conditions warrant. Net square footage of retail selling space is expected to increase by approximately 4.7% during 2000. A number of projects scheduled to start in 2000 will not be completed until 2001. The 2000 capital program is expected to be financed by internally-generated funds, long-term debt and leases.

FORWARD-LOOKING STATEMENTS

     From time to time, information provided by the Company or statements made by its associates may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the pending merger with Delhaize America, construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to, the following:

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

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders of
Hannaford Bros. Co.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Hannaford Bros. Co. and Subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


s/PricewaterhouseCoopers, LLP


Portland, Maine
January 19, 2000
(except for Notes 2 and 3,
as to which the date is
February 12, 2000)

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                      (In thousands)
                                               January 1,        January 2,
                                                  2000              1999

Current assets:
    Cash and cash equivalents                  $   53,641        $   59,722
    Accounts receivable, net                       26,633            22,869
    Inventories (Note 1C)                         230,416           201,219
    Prepaid expenses                                5,817             6,116
    Deferred income taxes (Note 10)                10,325             5,952
       Total current assets                       326,832           295,878

Property, plant and equipment, net
      (Notes 1D, 4 and 6)                         841,335           818,106

Leased property under capital leases, net
      (Note 5)                                     51,536            54,911

Other assets:
    Goodwill, net (Notes 1F and 6)                 58,154            63,517
    Deferred charges, net (Note 1H)                24,055            25,074
    Computer software costs, net (Note 1I)         26,149            24,580
    Miscellaneous assets                            1,929             2,472
       Total other assets                         110,287           115,643

                                               $1,329,990        $1,284,538




See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                     (In thousands except per share amounts)
                                                January 1,     January 2,
                                                   2000           1999
Current liabilities:
   Current maturities of long-term debt (Note 4) $   20,391     $   19,296
   Obligations under capital leases (Note 5)          2,462          2,108
   Accounts payable                                 187,344        186,626
   Accrued payroll                                   30,768         27,254
   Other accrued expenses                            31,033         23,873
   Income taxes                                       1,256            442
      Total current liabilities                     273,254        259,599

Deferred income tax liabilities (Note 10)            32,676         28,859

Other liabilities                                    40,282         38,734

Long-term debt (Note 4)                             185,126        220,130

Obligations under capital leases (Note 5)            71,464         73,866

Shareholders' equity (Notes 7 and 9):

   Class A Serial Preferred stock, no par,
     authorized 2,000 shares                              -              -
   Class B Serial Preferred stock, par value
     $.01 per share, authorized 28,000 shares             -              -
   Common stock, par value $.75 per share:
     Authorized 110,000 shares;
     42,338 and 42,338 shares
     issued.                                         31,754         31,754
   Additional paid-in capital                       103,085        109,664
   Preferred stock purchase rights                      423            423
   Retained earnings                                595,478        525,344
                                                    730,740        667,185
   Less common stock in treasury
     68 and 85 shares                                 3,552          3,835
        Total shareholders' equity                  727,188        663,350
                                                 $1,329,990     $1,284,538

See accompanying notes to consolidated financial statements.

                     HANNAFORD BROS. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                     (In thousands except per share amounts)
                                                     FISCAL YEAR
                                           1999         1998        1997

Sales and other revenues                $3,462,942   $3,323,588  $3,226,433
Cost of sales                            2,544,623    2,480,346   2,427,287

Gross margin                               918,319      843,242     799,146
Selling, general and administrative
  expenses                                 725,900      664,357     635,355
Merger related costs (Note 2)                9,453            -           -
Impairment loss (Note 6)                         -            -      39,950

Operating profit                           182,966      178,885     123,841

Interest expense, net (Notes 1J and 4)      23,468       26,577      26,425

Earnings before income taxes               159,498      152,308      97,416

Income taxes (Note 10)                      61,480       57,661      37,769

   Net earnings                         $   98,018   $   94,647  $   59,647

Earnings per share (Note 1K):

   Basic                                $     2.32   $     2.24  $     1.41
   Diluted                              $     2.28   $     2.21  $     1.40

Cash dividends per share                $      .66   $      .60  $      .54

Weighted average number of common shares
  outstanding                   Basic       42,224       42,277      42,287
                                Diluted     43,061       42,884      42,732


See accompanying notes to consolidated financial statements.


                                                      HANNAFORD BROS. CO. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                             (In thousands)

                                                              Additional
                                              Common Stock     Paid-in   Preferred Stock  Retained  Treasury Stock
                                             Shares   Amount   Capital   Purchase Rights  Earnings  Shares  Amount

Balance, December 28, 1996                   42,338    31,754   119,399        423         419,459  ( 58)  (1,879)

     Net earnings                                                                           59,647
     Cash dividends on common stock                                                        (23,043)
     Shares issued under employee
       benefit plans, net of tax benefits                        (4,269)                             399   13,917
     Treasury stock purchases                                                                       (400) (14,379)

Balance, January 3, 1998                     42,338    31,754   115,130        423         456,063   (59)  (2,341)

     Net earnings                                                                           94,647
     Cash dividends on common stock                                                        (25,366)
     Shares issued under employee
       benefit plans, net of tax benefits                        (5,466)                             392   16,514
     Treasury stock purchases                                                                       (418) (18,008)

Balance, January 2, 1999                     42,338    31,754   109,664        423         525,344  ( 85)  (3,835)


     Net earnings                                                                           98,018
     Cash dividends on common stock                                                        (27,884)
     Shares issued under employee
       benefit plans, net of tax benefits                        (6,579)                             423   20,689
     Treasury stock purchases                                                                       (406) (20,406)

Balance, January 1, 2000                     42,338   $31,754  $103,085       $423        $595,478  ( 68) $(3,552)


See accompanying notes to consolidated financial statements.


FORM 10-K                 HANNAFORD BROS. CO. 1-7603             JANUARY 1, 2000


                     HANNAFORD BROS. CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (In thousands)
                                               1999      1998      1997
Cash flows from operating activities:
  Net income                                 $ 98,018  $ 94,647  $ 59,647
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Impairment loss                                -         -    39,950
     Depreciation and amortization            103,278    96,739    93,953
     (Increase) decrease in inventories       (29,197)  (12,452)    2,891
     (Increase) decrease in receivables and
      prepayments                              (3,618)   (6,202)      599
     Increase in accounts payable and
      accrued expenses                         14,099     2,986       440
     Increase (decrease) in income
      taxes payable                               814    (2 387)      297
     Increase (decrease) in deferred taxes       (556)   11,554    (7,815)
     Other operating activities                (1,494)   (1,081)     (446)
        Net cash provided by
         operating activities                 181,344   183,804   189,516

Cash flows from investing activities:
  Acquisition of property, plant
   and equipment                             (114,917) (135,904) (152,862)
  Sale of property, plant and equipment, net   12,762     9,156     6,143
  Increase in computer software costs          (8,562)   (7,262)   (6,205)
  (Increase) decrease in deferred charges      (1,627)      911    (4,054)
        Net cash used in investing
         activities                          (112,344) (133,099) (156,978)

Cash flows from financing activities:
  Principal payments under capital
   lease obligations                           (2,099)   (1,740)   (1,788)
  Proceeds from issuance of long-term debt          -    20,000    26,600
  Payments of long-term debt                  (38,803)  (34,580)  (14,418)
  Issuance of common stock                     14,110    11,048     9,648
  Purchase of treasury stock                  (20,406)  (18,008)  (14,379)
  Dividends paid                              (27,883)  (25,366)  (23,043)
        Net cash used in
         financing activities                 (75,081)  (48,646)  (17,380)

Net increase (decrease) in cash and cash
   equivalents                                 (6,081)    2,059    15,158
Cash and cash equivalents at beginning
   of year                                     59,722    57,663    42,505
Cash and cash equivalents at end of year     $ 53,641  $ 59,722  $ 57,663

See accompanying notes to consolidated financial statements.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information

                                                      (In thousands)

                                                1999       1998       1997

Cash paid during the year for:
       Interest (net of amount capitalized,
         $1,870 in 1999, $1,935 in 1998 and
         $3,463 in 1997)                      $24,807    $27,397    $26,396

       Income taxes                            59,022     47,658     41,202

Supplemental disclosure of noncash investing and financing activities

    A non-cash debt obligation totalling $4,895,000 was assumed in 1999 when the Company acquired land and building at a previously leased location.

    Capital lease obligations totalling $2,663,000, $1,166,000 and $4,550,000 were incurred during 1999, 1998 and 1997, respectively, when the Company entered into real estate leases.

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

B.  PRINCIPLES OF CONSOLIDATION

     The Company's fiscal year ends on the Saturday closest to December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of January 1, 2000, for fiscal year 1999 (52 weeks), January 2, 1999, for fiscal year 1998 (52 weeks) and January 3, 1998, for fiscal year 1997 (53 weeks). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

C.  INVENTORIES

     Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Approximately 87% of inventories were valued using the LIFO method in 1999 and 1998. Other inventories are stated at the lower of cost (first-in, first-out) or market. The current cost of groceries, general merchandise and pharmaceuticals exceeded the LIFO valuation by $21,108,000 at January 1, 2000, $19,583,000 at January 2, 1999
and $18,037,000 at January 3, 1998. LIFO expense charged to cost of goods sold was $1,525,000 in 1999, $1,546,000 in 1998 and $961,000 in 1997

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

  AVERAGE
DEPRECIATION                                             (In thousands)
   RATE                                              1999           1998
    3%       Land and improvements               $  164,068     $  141,706
    3%       Buildings                              325,070        300,708
   12%       Furniture, fixtures and equipment      505,769        500,364
    4%       Leasehold interests and improvements   328,250        324,106
             Construction in progress                12,726          8,790
                                                  1,335,883      1,275,674
             Less accumulated depreciation
             and amortization                       494,548        457,568
                                                 $  841,335     $  818,106

E.  STORE OPENING COSTS

     The noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed as they are incurred.

F.  GOODWILL

     Goodwill, which represents the excess of costs of assets acquired over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over various periods not exceeding 20 years. Goodwill amortization expense charged to operations was $4,164,000 in 1999, $4,035,000 in 1998 and $5,534,000 in 1997.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

G.       IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate costs may not be recoverable (Note 6). The net book value of long-lived assets is compared to expected undiscounted future cash flows. The Company performs this evaluation on each supermarket location. An impairment loss would be recorded for the excess of net book value over the fair value of the impaired asset. Based on management expectations of future cash flows at January 1, 2000, no impairment charge was recognized for the non-current asset base of the Company's supermarkets for the year ended January 1, 2000.

H.  DEFERRED CHARGES

     Deferred charges consist primarily of costs of obtaining new store sites, covenants-not-to-compete, tradenames and initial direct lease costs. Costs of obtaining new store sites, if ultimately developed, are capitalized and depreciated over the estimated useful lives of the related assets. Other intangible assets acquired in connection with acquisitions are amortized on the straight-line method over periods ranging from five to ten years. Lease costs are amortized on the straight-line method over the base lease term. Amortization expense related to these deferred charges was $3,515,000 in 1999, $3,715,000 in 1998 and $3,599,000 in 1997.

I.  CAPITALIZED COMPUTER SOFTWARE COSTS

     Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. The majority of capitalized software costs are amortized on a straight-line method over a period of five years. Amortization expense charged to operations was $6,959,000 in 1999, $4,495,000 in 1998 and $3,312,000 in 1997.

     In 1999, the Company implemented Statement of Position (SOP) 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In 1999, the Company made certain changes in its capitalization policy to conform to SOP 98-1, the impact of which was not material to its results of operations or financial position.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

J.  CAPITALIZED INTEREST

     The Company capitalizes interest as part of the cost of acquiring and constructing certain assets. Capitalized interest was $1,870,000 in 1999, $1,935,000 in 1998 and $3,463,000 in 1997.

K.  EARNINGS PER COMMON SHARE

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

    Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's long-term debt, including current maturities, was approximately $205,517,000 at January 1, 2000. The fair value of the long-term debt is estimated to be $204,455,000 at January 1, 2000.

M.        RECLASSIFICATIONS

     Certain reclassifications have been made in the prior year's balance sheet to conform to classifications made in the current year.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

2.        MERGER AGREEMENT

In August 1999, the Company entered into an Agreement and Plan of Merger among the Company, Food Lion, Inc. ("Food Lion") and FL Acquisition Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of Food Lion, pursuant to which Merger Sub would be merged with and into the Company and the Company would continue as the surviving corporation (the "Merger"). In September 1999, the shareholders of Food Lion approved a number of proposals, including (1) the conversion of Food Lion into a holding company, (2) an amendment to its Articles of Incorporation to change the company name to Delhaize America, Inc. (Delhaize), and (3) a one-for-three reverse stock split of Food Lion's outstanding shares of common stock (Classes A and B). Under the terms of the Merger Agreement and subject to certain conditions, Delhaize will pay up to $79 per share through a combination of cash and stock for all of the outstanding shares of the Company. In addition, approximately $200 million of the Company's debt will remain outstanding after the merger. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (excluding shares owned by Delhaize which will include the shares received by Delhaize from the Sobey Parties pursuant to a separate Stock Exchange Agreement referred to below) will be converted, subject to proration as described in the Merger Agreement, into a right to receive (A) $79.00 in cash, without interest, or (B) the number of shares of Class A common stock of Delhaize equal to $79.00 divided by the greater of
(i) the average of the per share last sales prices of Delhaize Class A common stock for the ten consecutive trading days prior to the closing date of the merger or (ii) $27.00. This merger will be accounted for under the purchase method of accounting and will be a taxable transaction under the Internal Revenue Code.

     In connection with the execution of the Merger Agreement, certain shareholders (the "Sobey Parties") entered into a Stock Exchange Agreement with Delhaize. Pursuant to the Stock Exchange Agreement, the Sobey Parties agreed to exchange their shares in the Company for a combination of Delhaize common stock and cash. The Sobey Parties also entered into a Voting Agreement with Delhaize pursuant to which, among other things, the Sobey Parties agreed to vote their shares of Company common stock (representing approximately 24.7% of the outstanding

                    HANNAFORD BROS. CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     Company common stock) in favor of the Merger. In February 2000, the shareholders of the Company voted to approve the terms of the merger agreement as outlined above. Upon completion of the merger, which is pending FTC approval and is expected to close in the second quarter of 2000, the Company will operate as a wholly-owned subsidiary of Delhaize. Merger related costs of $9 million were incurred in 1999. The majority of these costs represent fees for professional services provided by outside parties.

3.  SALE OF HOMERUNS.COM, INC.

     In February 2000, the Company sold a majority interest in HomeRuns.com, Inc., its internet-based grocery delivery service through a $100,000,000 investment and recapitalization on the part of the Cypress Group L.L.C., a New York-based private equity firm. The Company will retain a minority interest and will account for the future results of this investment using the cost method. The Company has also entered into a wholesale supply agreement with HomeRuns.com, Inc.

4.  EXTERNAL FINANCING

     At January 1, 2000, the Company had revolving credit lines with several banks totalling $92,000,000 with interest rates determined by different borrowing options including prime, quoted money market or LIBOR plus a premium. At January 1, 2000, there were $19,700,000 of outstanding borrowings under these credit lines with a weighted-average interest rate of 6.5%. The agreements provide for conversion of revolving credit loans to term loans with principal payments due in quarterly installments over a period of one to four years. The loan agreements contain certain restrictive covenants, which among other provisions, require maintenance of certain levels of working capital, debt and tangible net worth. The lines require a commitment fee of 0.21% on the unused portion of the line. There are no compensating balances required during the commitment period.

     In addition, the Company had an unused, uncommitted short-term bank line of credit of $11,000,000 at January 1, 2000. Of this amount, approximately $10,204,000 is reserved to support outstanding standby letters of credit which guarantee payment of certain insurance claims and premiums.

     In December 1999, the Company assumed a mortgage loan in the amount of $4,895,000 in connection with its acquisition of the Hannaford Plaza Shopping Center in Bennington, VT. This loan has a 16 year term and an interest rate of 8.25%.

     At January 1, 2000, real estate and equipment with a net book value of approximately $82,043,000 served as collateral for debt of approximately $57,201,000.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Net interest expense was as follows:
                                              (In thousands)
                                       1999       1998       1997

Interest on debt                     $16,327    $19,012    $20,108
Capital lease interest                 9,639      9,630      9,902
Capitalized interest                  (1,870)    (1,935)    (3,463)
Interest income                         (628)      (130)      (122)
                                     $23,468    $26,577    $26,425


Long-term debt consists of the following:

                                                         (In thousands)
                                                        1999         1998

   Uncollateralized senior notes due in varying
   annual installments through 2016 with interest
   from 6.2% to 9.0%.                                 $125,350      $139,600

   Collateralized by real estate, due in
   varying installments through 2011 with
   interest from 7.5% to 10.3%                          57,201        59,619

   Uncollateralized revolving credit loans with
   interest from 5.6% to 6.5%                           19,700        34,100

   Other                                                 3,266         6,107

                                                       205,517       239,426

   Less current portion                                 20,391        19,296
                                                      $185,126      $220,130

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     The uncollateralized senior note agreements contain certain restrictive covenants, which among other provisions, limit total debt and require minimum levels of tangible net worth.

Maturities of long-term debt at January 1, 2000, are as follows:

                                                    (In thousands)
                              2000                      $ 20,391
                              2001                        40,151
                              2002                        16,874
                              2003                        17,310
                              2004                        16,491
                              2005 and thereafter         94,300
                                                        $205,517

                    HANNAFORD BROS. CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

5.  LEASED ASSETS AND LEASE COMMITMENTS

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

The Company's investment in real property under capital leases was as follows:
                                                     (In thousands)
                                                  1999            1998

Real property                                   $82,810         $82,500
Less accumulated amortization                    31,274          27,589
Net real property under capital leases          $51,536         $54,911

     Amortization of property under capital leases was $4,282,595 in 1999, $4,217,342 in 1998 and $4,381,463 in 1997.

     Future  minimum  rental  payments  under  capital  lease   obligations  and
operating leases at January 1, 2000, are as follows:

                                                     (In thousands)
                                                  Capital      Operating
                                                   Leases        Leases

                      2000                       $ 11,756       $ 21,257
                      2001                         11,677         20,123
                      2002                         11,906         19,516
                      2003                         12,074         18,318
                      2004                         12,003         17,767
                      2005 and thereafter          97,698        187,308

               Total minimum lease payments       157,114       $284,289

               Less:
                 Imputed interest (at rates
                   from 8.50% to 21.13%)           83,188
               Present value of net mini-
                 mum lease payments                73,926
               Less current portion                 2,462
               Long-term portion of obligations  $ 71,464

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


     Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of $2,370,000 and $8,336,000, respectively, due in the future under noncancellable subleases. They also do not include contingent rentals that may be payable under certain leases.

Total rent expense, net of executory costs, was as follows:

                                               (In thousands)
                                    1999           1998           1997

Capital leases:
   Contingent rentals             $   172        $   123        $   194

Operating leases:
   Minimum rentals                 22,526         21,439         20,584
   Contingent rentals                 198              2            714
   Rentals from subleases          (2,045)        (1,843)        (1,492)
                                   20,679         19,598         19,806
                                  $20,851        $19,721        $20,000

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

6.  IMPAIRMENT LOSS

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

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

7.  CAPITAL STOCK

     In May 1996, the Company amended and extended its existing standstill agreement with certain shareholders ("the Sobey Parties"). The amendment extended the term of the standstill agreement to December 31, 1998, subject to automatic renewal for successive one-year periods (but not beyond December 31, 2000) unless by July 31 of a given year either the Company or any of the Sobey Parties gave written notice of an intention not to further extend the term of the standstill agreement. Under the agreement, whenever the Company issued shares of voting stock to third parties, the Sobey Parties generally had the right to purchase sufficient shares from the Company to maintain a 25.6% level of ownership. Due to the Company's share repurchase program to fund stock-based benefit plans no new shares were issued by the Company, and so the Sobey Parties purchased no additional shares in 1997, 1998 or 1999. In May 1999, the Sobey Parties informed the Company of their intention to not extend the terms of the standstill agreement beyond December 31, 1999 and the agreement terminated in August 1999, upon the Board of Director's approval of the Merger Agreement with Delhaize America, Inc.

     In May 1997, the shareholders of the Company approved an amendment to the Hannaford Bros. Co. Employee Stock Purchase Plan. This amendment increased the total authorized shares for this Plan by an additional 750,000 shares thereby permitting continued use of the Plan in future years. This plan was terminated, pursuant to the Merger Agreement, effective January 1, 2000.

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

     The Company also provides a defined contribution 401(k) plan to substantially all employees. Amounts charged to expense for this plan were $6,398,000 in 1999, $6,561,000 in 1998 and $2,916,000 in 1997. Effective for
1998, the Company increased the percentage of its matching contribution to this 401(k) plan.

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

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     The following tables set forth the change in plans' benefit obligations and assets as well as the plans' funded status reconciled with the amounts shown in the Company's financial statements at January 1, 2000 (1999 plan year) and January 2, 1999 (1998 plan year):

                                                        (In thousands)
                                           Pension Benefits     Postretirement Benefits

                                              1999    1998           1999      1998

Change in benefit obligation:
  Benefit obligation at beginning of year   $97,992  $ 84,201       $3,145    $ 3,118
  Service cost                                5,224     4,690           35         36
  Interest expense                            6,187     6,247          190        228
  Amendments                                      -         -            -       (369)
  Actuarial loss (gain)                      (7,832)    8,462          279        571
  Benefits paid                              (9,333)   (5,608)        (421)      (439)
  Benefit obligation at end of year         $92,238  $ 97,992       $3,228    $ 3,145

Change in plan assets:
  Fair value of plan assets at beginning
    of year                                 $90,718  $ 88,385       $    0    $     0
  Actual return on plan assets               15,512     3,123            0          0
  Employer contribution                       3,305     4,818          421        439
  Benefits paid                              (9,333)   (5,608)        (421)      (439)
  Fair value of plan assets at end of year $100,202  $ 90,718       $    0    $     0

  Funded status                             $ 7,964  $ (7,274)     $(3,228)  $(3,145)
  Unrecognized transition obligation (ass      (195)     (227)       6,848     7,381
  Unrecognized prior service cost             2,228     2,549            0         0
  Unrecognized net actuarial loss (gain)    (10,926)    3,192       (4,387)   (5,149)
  Accrued benefit cost                     $   (929) $ (1,760)     $  (767)  $  (913)


                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease to 5.0% for 2000 and remain at that level thereafter.

                                                        (In thousands)
                                          Pension Benefits     Postretirement Benefits

                                        1999    1998    1997       1999    1998     1997

Components of net periodic benefit cost:
  Service cost                        $ 5,224  $4,690  $3,128      $ 35    $ 36     $ 35
  Interest expense                      6,187   6,247   5,793       190     228      248
  Expected return on plan assets       (9,236)(10,162) (7,062)        0       0        0
  Amortization of transition
    obligation (asset)                    (31)    (31)    (31)      533     533      552
  Amortization of prior service cost      322     322     322         0       0        0
  Recognized net actuarial loss (gain)      8    (318)     28      (483)   (553)    (612)
                                     $  2,474  $  748 $ 2,178     $ 275   $ 244    $ 223

Weighted-average assumptions as of
  September 30 (the plans measurement
      date):
    Discount rate                       7.50%   6.50%   7.50%     7.50%   6.50%    7.50%
    Expected return on plan assets     10.50%  10.50%  10.50%        -       -        -
    Rate of compensation increase       4.50%   4.50%   4.50%        -       -        -


     The projected benefit obligation and accumulated benefit obligation for the unfunded supplemental executive retirement plan were $2,216,000 and $2,207,000 respectively at January 1, 2000 and $2,192,000 and $2,176,000 respectively as of January 2, 1999. The projected benefit obligation for the defined benefit plan was $95,800,000 with a fair value of plan assets of $90,718,000 at January 2, 1999.

     A 1% change in the assumed health care cost trend rates would not have a material effect on the benefit obligation or expense of postretirement benefits.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

9. EMPLOYEE STOCK PLANS

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

                                          (Share Amounts in Thousands)
                                1999                  1998                 1997
                                    Weighted              Weighted             Weighted
                                    Average               Average              Average
                                    Exercise              Exercise             Exercise
                         Shares       Price     Shares     Price     Shares     Price

Outstanding at
  beginning of year       1,735      $32.64      1,500    $27.53      1,415    $24.89
Granted                     386       48.25        510     44.70        362     34.63
Exercised                  (296)      28.39       (224)    24.76       (261)    22.85
Cancelled                   (53)      43.84        (51)    37.33        (16)    30.89
Outstanding at end
  of year                 1,772       37.04      1,735     32.64      1,500     27.53
Exercisable at end
  of year                   947       29.00        915     25.98        911     24.02


                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Non-qualified stock option activity was as follows:

                                            (Share Amounts in Thousands)
                                1999                  1998                 1997
                                    Weighted              Weighted             Weighted
                                    Average               Average              Average
                                    Exercise              Exercise             Exercise
                         Shares       Price     Shares     Price     Shares     Price

Outstanding at
  beginning of year        534       $32.74       487     $30.07       378     $28.23
Granted                    120        49.86       102      44.81       122      35.52
Exercised                  (25)       33.15       (52)     30.82       (13)     27.89
Cancelled                  (15)       48.82        (3)     41.07         -          -
Outstanding at end
  of year                  614        36.01       534      32.74       487      30.07
Exercisable at end
  of year                  401        32.74       304      28.74       297      27.61


Available for future
  grants (all plans)     5,029            -     5,445          -        86          -

     Exercise prices for options outstanding as of January 1, 2000 ranged from $18.81 to $72.81. The weighted-average remaining contractual life of these options is approximately 6.6 years.

     The  Employee  Stock  Purchase  Plan  enables  participating  employees  to purchase common stock through payroll deduction of up to 5% of eligible compensation. The Company pays interest on the accumulated withholdings. These amounts may be used to purchase shares of company stock at the option price
(lesser of: (a) 85% of the fair market value at the date of grant or (b) the greater of the market price at the close of business on the exercise date or $10.00 per share). During 1998, employees purchased 112,000 shares, for which $2,941,000 was paid to the Company. During 1999, employees purchased 99,000 shares, for which $3,109,000 was paid to the Company. As of January 1, 2000, grants had been exercised by employees for the purchase of 106,000 shares and 624,000 shares remained available for issuance under the Plan. As of January 28, 2000, $3,880,000 had been received by the Company upon issuance of these shares and the balance of shares available for future issuance was reduced to 519,000. This plan was terminated, pursuant to the Merger Agreement, effective January 1, 2000.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

     The Company applies the disclosure-only provisions of Statement of Accounting Standards (SFAS) No. 123. Accordingly, no compensation cost has been recognized for stock plans granting common shares at market value, as defined by SFAS No. 123, on the date of the grant. Had compensation cost for the Company's stock plans been determined based on the fair value requirements of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the proforma amounts indicated below:

                                (In thousands except earnings per share)
                                             1999        1998      1997

Net earnings              As reported      $98,018     $94,647    $59,647
                          Proforma          93,224      90,585     56,436

Basic earnings per share  As reported       $2.32       $2.24      $1.41
                          Proforma           2.21        2.14       1.33

     The fair value of each stock option grant has been estimated on the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
weighted-average assumptions:
                                     1999            1998           1997

Risk-free interest rate              5.54%           5.65%          6.85%
Dividend yield                       1.30%           1.40%          1.55%
Expected volatility                 20.00%          20.17%         19.42%
Expected life                        4.1 yrs.        4.4 yrs.       4.5 yrs.

     The weighted-average grant date fair values of options granted during 1999, 1998 and 1997 were $11.72, $10.33 and $8.84, respectively.

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

10.  INCOME TAXES

The components of the provision for income taxes were as follows:

                                            (In thousands)
                                   1999              1998            1997
Current
  Federal                         $51,904           $39,944         $37,028
  State                             6,934             6,135           4,790
                                   58,838            46,079          41,818
Deferred
  Federal                           2,392            10,514          (2,801)
  State                               250             1,068          (1,248)
                                    2,642            11,582          (4,049)
Total income tax expense          $61,480           $57,661         $37,769


     The reconciliation of income tax computed at the United States Federal statutory tax rate to income tax expense was as follows:

                                         (In thousands)
                           1999               1998               1997


Tax at U.S.
 statutory rate     $55,825   35.00%   $53,307   35.00%   $34,096   35.00%
State income taxes,
 net of federal tax
 benefit              4,673    2.93      4,630    3.04      3,487    3.58
Other - net             982     .62       (276)   (.18)       186     .19

                    $61,480   38.55%   $57,661   37.86%   $37,769   38.77%

                    HANNAFORD BROS. CO. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities at the end of the last two fiscal years were as follows:

                                                       (In thousands)
                                                    1999           1998

Deferred Tax Liabilities:

  Depreciation and amortization                   $48,524        $43,824
  Other                                             3,999          2,880
                                                   52,523         46,704

Deferred Tax Assets:

  Capital leases                                   (8,473)        (8,027)
  Insurance reserves                              (10,855)       (10,314)
  Associate benefit plans                          (5,730)        (4,681)
  Other                                            (5,114)          (775)
                                                  (30,172)       (23,797)

                                                   22,351         22,907

Net current deferred tax assets                    10,325          5,952

Net non-current deferred tax liabilities          $32,676        $28,859


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

                      HANNAFORD BROS. CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a presentation of selected financial data for each of the four quarters of fiscal years 1999, 1998 and 1997.

                                                 (In thousands except per share amounts)

                                             First             Second             Third               Fourth
                                            Quarter           Quarter            Quarter             Quarter
1999

Sales and other revenues..........          $839,124          $854,325           $881,934            $887,559
Gross margin......................           217,725           226,216            235,644             238,734
Net earnings......................            19,990            25,414             24,325              28,289
Earnings per share:
     Basic........................          $    .47          $    .60           $    .58            $    .67
     Diluted......................          $    .47          $    .59           $    .56            $    .65


1998

Sales and other revenues..........          $788,296          $830,371           $854,675            $850,246
Gross margin......................           198,317           207,614            217,649             219,662
Net earnings......................            17,815            23,019             25,832              27,981
Earnings per share:
     Basic........................          $    .42          $    .54           $    .61            $    .66
     Diluted......................          $    .42          $    .54           $    .60            $    .65


1997

Sales and other revenues..........          $759,923          $775,687           $820,115            $870,708
Gross margin......................           185,650           194,615            203,060             215,821
Net earnings......................            15,590            19,878             22,797               1,382
Earnings per share:
     Basic........................          $    .37          $    .47           $    .54            $    .03
     Diluted......................          $    .37          $    .47           $    .53            $    .03



ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                              Part III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) DIRECTORS OF THE REGISTRANT

     The Articles of Incorporation of the Company provide for a Board of Directors of not fewer than seven nor more than eighteen members, as from time to time may be determined by resolution of the shareholders or the Directors. The Board of Directors is divided into three classes, each such class having a three-year term of office with the term of office of one such class expiring at the Annual Meeting of Shareholders each year.

     The following table sets forth for each Director, his or her name, principal occupations or employment for at least the past five years, class of directorship, age on March 1, 2000, and year first elected a Director.

                          Principal Occupation                       Director
       Name                   or Employment                     Age    Since

CLASS I (Last elected in May 1997)

William T. End(1)         Chairman and Chief Executive Officer,  52     1995
                          Cornerstone Brands, Inc.,
                          Portland, Maine (Catalog Retailer);
                          President and Chief Executive Officer,
                          Lands' End, Inc., 1991 to 1995.

Claudine B. Malone(2)     President, Financial & Management      63     1991
                          Consulting, Inc., McLean, Virginia

Dr. Walter J. Salmon(3)   Stanley Roth, Sr., Professor           69     1964
                          of Retailing, Emeritus, Harvard
                          University Graduate School
                          of Business Administration,
                          Boston, Massachusetts

John Robert Sobey(4       President & Chief Operating Officer,   51     1998
                          Sobeys Inc., Stellarton,
                          Nova Scotia

CLASS II (Last elected in May 1998)

Hugh G. Farrington(5)     Chief Executive Officer since          55     1981
                          May 1992; President since 1984;
                          Executive Vice President
                          1981 to 1984; Senior Vice
                          President 1980 to 1981; Vice
                          President 1977 to 1980

David F. Sobey(6)         Chairman of the Board,                 68     1981
                          Sobeys Inc., Stellarton,
                          Nova Scotia

Robert L. Strickland(7)   Retired Chairman of the Board,         68     1994
                          Lowe's Companies, Inc., Winston-Salem,
                          North Carolina

Robert J. Tarr, Jr.(8)    Consultant; formerly President, Chief  56     1998
                          Executive Officer and Chief Operating
                          Officer, Harcourt General, Inc. and
                          The Neiman Marcus Group, Inc., Boston,
                          Massachusetts from 1991 to 1997

CLASS III (Last elected in May 1999)

Robert D. Bolinder(9)     President, Robert D. Bolinder          68    1984
                          Associates, Management Consultants,
                          Boise, Idaho; retired Executive
                          Vice President, Smith's Food and
                          Drug Centers, Inc., Salt Lake City,
                          Utah

Richard K. Lochridge(10   President, Lochridge & Company, Inc.,  56     1993
                          Boston, Massachusetts (Management
                          Consulting)

Renee M. Love(11)         Chairman and Chief Executive Officer,  54     1996
                          Omega Group, Inc., Bryn Mawr,
                          Pennsylvania (Strategic Consulting)

Robert J. Murray(12)      Chairman, President and Chief          57     1997
                          Executive Officer, New England
                          Business Service, Inc., Groton,
                          Massachusetts; formerly Executive
                          Vice President of the North Atlantic
                          Group of The Gillette Company,
                          Boston, Massachusetts, from 1991 to 1995

 (1) Mr. End is Chairperson of the Human Resources Committee of the Board and is a member of the Corporate Governance Committee of the Board.
     Prior to rejoining the Board in 1995, Mr. End served as a Hannaford Director from 1983 to 1993.
 (2) Ms. Malone is Chairperson of the Audit Committee of the Board and a member of the Corporate Governance Committee of the Board. She is also a Director of Hasbro, Inc.; Houghton Mifflin Company; The Limited, Inc.; Union Pacific Resources; Dell Computer Corporation; Lowe's Companies, Inc.; Lafarge Corporation; Mallinckrodt Group; and SAIC. She is a Trustee of the Massachusetts Institute of Technology and is Chairperson of the Federal Reserve Bank of Richmond.
 (3) Dr. Salmon is Chairman of the Board, Chairperson of the Executive Committee of the Board and a member of the Finance and Corporate Governance Committees of the Board. He is also a Director of Luby's Cafeterias, Inc.; Circuit City Stores, Inc.; The Neiman Marcus Group, Inc.; The Quaker Oats Company; Harrah's Entertainment, Inc; Cole
     National Corporation; and PetsMart, Inc. He is also a Director of the Tufts Health Plan and the Harvard Business School Publishing Company.
 (4) Mr. John Robert Sobey is a member of the Audit Committee of the Board.
     He is also a Director of Empire Company Limited and Sobeys Inc.
     He is a cousin of Director David F. Sobey.
 (5) Mr. Farrington is a member of the Executive Committee of the Board.
     He is also a Director of Sobeys , Inc.
 (6) Mr. David Sobey is a member of the Executive Committee of the Board. He is also a Director of Empire Company Limited; Sobeys Inc.; and
     CHC Helicopter Corporation.  He is a cousin of Director John Robert
     Sobey.
 (7) Mr. Strickland is Chairperson of the Corporate Governance Committee of the Board and is a member of the Human Resources and Executive Committees of the Board. He is also a Director of Lowe's Companies, Inc.; Krispy Kreme Corp.; and T. Rowe Price Associates, Inc.
 (8) Mr. Tarr is a member of the Audit and Finance Committees of the Board.
     He is also a Director of Houghton Mifflin Company; and John Hancock Mutual Life Insurance Company.
 (9) Mr. Bolinder is Chairperson of the Finance Committee of the Board and a member of the Corporate Governance Committee of the Board. He is also a Director of Idaho Power Company.
(10) Mr. Lochridge is a member of the Executive, Finance and Human Resources Committees of the Board. He is also a Director of Lowe's Companies, Inc.; and PetsMart, Inc.
(11) Ms. Love is a member of the Audit and Finance Committees of the Board.
(12) Mr. Murray is a member of the Human Resources and Finance Committees of the Board. He is also a Director of Allmerica Financial Corporation; Fleet National Bank; LoJack Corporation; and New England Business Service, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Securities Exchange Act of 1934, certain persons associated with the Company (directors, executive officers, and beneficial owners of more than 10% of the outstanding Common Stock) are required to file with the Securities and Exchange Commission and the New York Stock Exchange various reports disclosing their ownership of Company securities and changes in such ownership. To the Company's knowledge, all requisite reports for 1999 were filed in a timely manner.

(b) EXECUTIVE OFFICERS OF THE REGISTRANT

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

HUGH G. FARRINGTON           55      President                    09/30/77
                                     Chief Executive Officer

     Mr. Farrington was elected President in 1984 and designated Chief Executive Officer in 1992. He had held the position of Chief Operating Officer from 1984 to 1992. He had been Executive Vice President from 1981 until his election as President. He has been employed by the Registrant in various operating, supervisory and executive capacities since 1968.

RICHARD A. ANICETTI          42      Executive Vice President -   08/10/94
                                     Southeast Operations

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

PAUL A. FRITZSON           46     Executive Vice President,      01/02/92
                                  Chief Financial Officer

     Mr. Fritzson was elected Executive Vice President & Chief Financial Officer in June 1999. Since May 1998, he had been Executive Vice President - Strategic Development, Senior Vice President, Marketing, Merchandising and Distribution since December 1995, Senior Vice President, Marketing from 1994 to 1995, Vice President - Marketing from 1992 to 1994 and Vice President, General Merchandise from 1990 to 1992. He had served previously in various staff and merchandising and retail operations capacities since 1978.

                                                         SERVED AS AN EXECU-
NAME                      AGE        POSITION            TIVE OFFICER SINCE:

ANDREW P. GEOGHEGAN, ESQ.  49     Senior Vice President,         09/14/87
                                  Secretary & General Counsel

     Mr. Geoghegan was elected Senior Vice President, Secretary and General Counsel in May 1996. He joined the Registrant as Vice President, General Counsel in September 1987. He was elected Secretary in 1992. From 1979 to 1987 he was in private law practice with the firm of Kassoy, Lopez & Geoghegan Law Corporation, Beverly Hills, California, specializing in corporate, tax and real estate law.

RONALD C. HODGE            52     Executive Vice President -     08/10/94
                                  Chief Operating Officer

     Mr. Hodge was elected Executive Vice President & Chief Operating Officer in June 1999. He had been Executive Vice President - Sales & Northeast Operations since May 1998, Senior Vice President, Northeast Operations since December 1995, Senior Vice President, Retail Operations from 1994 to 1995 and Vice President - Retail Operations/General Manager, New York and Vermont from 1989 to 1994. He has been employed by the Registrant in various retail management capacities since 1980.

MICHAEL J. STROUT          45      Executive Vice President,    12/19/94
                                   Human Resources and
                                   Information Technology

     Mr. Strout was elected Executive Vice President - Human Resources & Information Technology in June 1999. He had served as Executive Vice President - Human Resources since May 1998, Senior Vice President - Human Resources since rejoining the Registrant in December 1994. From 1990 through 1994 he was Vice President - Human Resources and later Senior Vice President - Human Resources at Tops Markets, Inc., Buffalo, New York. From 1985 to 1990 Mr. Strout had been employed by the Registrant in various Human Resource management positions.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     Each non-management Director is paid an annual retainer of $26,000 for services as a Director. Non-management Directors (other than Dr. Walter J. Salmon) receive fees of $1,000 for each Board meeting attended and $1,000 for each committee meeting attended. Committee Chairpersons receive an additional annual retainer of $2,500 for such services. Hugh G. Farrington (the only management member of the Board) receives no additional compensation for his services as a Director. All Directors are reimbursed for any out-of-pocket expenses incurred in attending Board and committee meetings.

     Dr. Salmon also receives $84,000 per year, which covers his services as Chairman of the Board and Chairperson of the Executive Committee, his Board and committee meeting attendance fees and the additional consulting services he provides.

     The Company maintains a Stock Ownership Plan for Outside Directors which offers non-management Directors a potential source of performance-based deferred compensation tied to the long-term performance of the Company as measured by the price of its Common Stock.

    Performance Shares. Under the Plan, each non-management Director is credited annually with a specified number of "performance shares", whose value will be determined over a five-year "performance period". (In the event that a Director leaves the Board before age 70, except in the case of death or disability, the performance period for each outstanding award will terminate at the end of the fiscal year in which the Director ceases to be a member of the Board.) At the end of the performance period for a given award, the number of performance shares is multiplied by the increase (if any) in the trading price of the Common Stock over such period. The resulting figure (in dollars) is then credited to a deferral account for the Director, where it is treated as if it were invested in Common Stock of the Company (with adjustments to reflect reinvestment of dividends paid on such stock and changes in the trading price of the stock). The following Directors hold the number of common share equivalents indicated: Mr. Bolinder, 4,935; Mr. End, 1,121;
    Mr. Lochridge, 2,037; Ms. Malone, 3,410; Dr. Salmon, 5,487;
    Mr. D. Sobey, 5,119; and Mr. Strickland, 1,015.

    Generally, amounts credited to a Director's deferral account will be paid to her or him in a lump sum or in monthly installments over a period not to exceed 10 years. Payments may not begin until the Director leaves the Board or reaches age 70, whichever is later. All payments from the Plan are made in cash.

    For 1999 each non-management Director received an award under the Plan of 1,000 performance shares. The number of performance shares presently held by the non-management Directors are: Mr. Bolinder, 5,300; Mr. End, 5,300; Mr. Lochridge, 5,300; Ms. Love, 3,600; Ms. Malone, 5,300;
    Mr. Murray, 2,200; Dr. Salmon, 5,300; Mr. D. Sobey, 5,300; Mr. J. Sobey, 1,000; Mr. Strickland, 5,300; and Mr. Tarr, 1,000. As described above, the ultimate value of the performance shares will vary depending upon the future market price of the Company's Common Stock.

     The Plan also allows non-management Directors to receive stock options in lieu of their annual retainers or to defer their compensation, as described below.

    Stock Options. Each non-management Director may elect to receive his or her annual retainer in the form of a stock option rather than cash. This election must be made by the Director before January 1 of the relevant year, and cannot be made for less than the entire annual retainer for that year. If so elected, the stock option is granted as of the first trading day of the new year. The option entitles the Director to purchase Common Stock at an exercise price equal to 100% of the closing price of Hannaford Common Stock on the New York Stock Exchange as of the grant date. The number of shares covered by the option is set by formula and equals (i) three times the annual retainer, divided by (ii) the closing price per share of the Common Stock on the grant date. The exercise price is payable in cash or previously acquired stock (or any combination thereof) at the time of exercise. The option becomes exercisable one year after the date of grant, but will be forfeited if for any reason (other than a "change in control event" as defined) the Director's service on the Board terminates before December 31 of that year. (If the option is forfeited, the Director will receive a cash payment for the portion of the annual retainer earned through the termination date.) Each option will expire ten years from the date of grant if not exercised.

    Deferral of Compensation. Each non-management Director may at any time (but not more frequently than once a year) elect to defer receipt of any Director compensation (i.e., annual retainer, meeting fees, committee chairperson retainer, and consulting fees) that would otherwise be paid to him or her in cash. The deferral period expires upon termination of the Director's service on the Board. The Director must designate at the time of the deferral election whether the compensation deferred is ultimately to be paid in stock or in cash.

         Stock Deferral. Whenever the Director would otherwise receive payment of compensation, the Company will credit to his or her account that number of stock units which equals (i) the amount deferred, divided by (ii) the closing price per share of the Common Stock on the deferral date. Payout of the deferred amounts will be made in the form of Common Stock.

         Cash Deferral. Whenever the Director would otherwise receive payment of compensation, the Company will credit the payment amount to the Director's account and will thereafter credit the account with interest at the rate paid on five-year Treasury notes.

     The Company has established stock ownership guidelines for Directors. The guidelines encourage each Director to acquire and maintain an interest in Hannaford stock having a value of at least five times the annual retainer. The stock equivalents, stock options and stock deferral units, described above, under the Stock Ownership Plan are counted toward this target. The guidelines and the Stock Ownership Plan are intended to further align the interests of the Directors and shareholders. (See Item 12. Security Ownership of Certain Beneficial Owners and Management on Page 73).

                        COMPENSATION OF EXECUTIVE OFFICERS
                            Summary Compensation Table

     The following table provides information concerning compensation paid to the named executive officers for the past three years.

                                                                      Long Term Compensation
                                             Annual Compensation        Awards     Payouts
Name and                                                              Securities    LTIP       All Other
Principal                                   Salary         Bonus      Underlying  Payouts(1) Compensation
Position                        Year         ($)            ($)       Options (#)    ($)          ($)

Hugh G. Farrington              1999        460,000       263,097       27,026      372,896     26,248(2)
 President and                  1998        437,000       233,402       24,448       89,030     19,010
 Chief Executive Officer        1997        428,077       213,847       30,981      111,462      2,625

Ronald C. Hodge                 1999        291,046       166,184       10,811       99,702     17,952(3)
 Executive Vice President and   1998        242,277       128,881        9,310       21,192     11,333
 Chief Operating Officer        1997        203,846       101,779        8,717       24,060      2,625

Paul A. Fritzson                1999        249,600       142,740        9,369       90,851     15,888(4)
 Executive Vice President and   1998        218,723       116,651        9,985       20,353      9,812
 Chief Financial Officer        1997        203,846       101,779        6,256       23,931      2,625

Richard A. Anicetti             1999        239,200       136,841        9,369       89,839     15,465(4)
 Executive Vice President -     1998        221,877       118,285        8,235       20,460      9,945
 Southeast Operations           1997        203,846       101,779        6,256       23,926      6,000

Michael J. Strout               1999        221,000       126,415        8,304       81,219     13,438(6)
 Executive Vice President -     1998        196,661       104,888        7,240       18,508      8,798
 Human Resources & Information  1997        183,462        91,365        5,631       20,180      2,625
 Technology

     (1) Reflects payouts under the Long Term Incentive Plan for the three-year award period ending in the stated year.
     (2) Reflects contributions of $4,800 under the qualified Savings and Investment Plan, contributions of $13,582 and interest of $7,866 under the Nonqualified Savings and Investment Plan.
     (3) Reflects contributions of $4,800 under the qualified Savings and Investment Plan, contributions of $6,811 and interest of $6,341 under the Nonqualified Savings and Investment Plan.
     (4) Reflects contributions of $4,800 under the qualified Savings and Investment Plan, contributions of $5,704 and interest of $5,384 under the Nonqualified Savings and Investment Plan.
     (5) Reflects contributions of $4,800 under the qualified Savings and Investment Plan, contributions of $5,246 and interest of $5,419 under the Nonqualified Savings and Investment Plan.
     (6) Reflects contributions of $4,800 under the qualified Savings and Investment Plan, contributions of $4,032 and interest of $4,606 under the Nonqualified Savings and Investment Plan.

                       Option Grants in Last Fiscal Year


     The following table provides information on option grants to the named executive officers during the past year. No stock appreciation rights ("SARs") were granted during this period.

                                        Individual Grants(1)

                        Number of
                        Securities     % of Total
                        Underlying      Options
                         Options       Granted to     Exercise or                     Grant Date
                         Granted      Employees in    Base Price     Expiration        Present
       Name                (#)        Fiscal year      ($/Share)        Date           Value(2)

Hugh G. Farrington        27,026          5.4%          $51.0625      05/19/09         $352,689
                             143(3)        .03%          71.875       05/13/01         $  1,747
                           1,340(3)        .27%          71.875       05/14/02         $ 16,442

Ronald C. Hodge           10,811          2.2%           51.0625      05/19/09          141,084

Paul A. Fritzson           9,369          1.9%           51.0625      05/19/09          122,265

Richard A. Anicetti        9,369          1.9%           51.0625      05/19/09          122,265

Michael J. Strout          8,304          1.7%           51.0625      05/19/09          108,367
                           2,010(3)        .40%          45.625       05/24/05           17,125


     (1) All options were granted under the 1998 Stock Plan at 100% of market price at the date of grant. All options (other than reload options) are fully exercisable three years after grant (with one- third becoming exercisable each year after grant). The exercise price may be paid in cash or by surrender of currently owned Common Stock (valued at 100% of market price). Payment in shares entitles the holder to a "reload" option for that number of shares. Each reload option generally becomes exercisable one year after grant and carries the same expiration date as the original option.
     (2) Computed under the Black-Scholes method based on one-half of the full stated option term. For options expiring 5/19/09, assumes an interest rate of 5.68%, annual dividend yield of 1.42% and volatility of 20.67%. For reload options expiring 5/13/01, assumes an interest rate of 5.76%, annual dividend yield of 1.31% and volatility of 24.02%; reloads expiring 5/14/02, assumes an interest rate of 5.84%, annual dividend yield of 1.31% and volatility of 24.02% and reloads expiring 5/24/05, assumes an interest rate of 5.39%, annual dividend yield of 1.43% and volatility of 20.62%.
     (3) Reload option granted upon exercise of the underlying option through a surrender of Common Stock. See note (1) above.

                 Aggregated Option Exercises in Last Fiscal Year and
                             Fiscal Year-End Option Values



     The following table provides information on option exercises by the named executive officers during the past year and the value of such officers' unexercised options at January 1, 2000, the last day of the Company's fiscal year. No SARs were outstanding during this period.


                                                        Number of                  Value of
                                                   Securities Underlying         Unexercised
                                        Value      Unexercised Options          In-the-Money
                  Shares Acquired on  Realized        At FY-End (#)         Options at FY-End (2)($)
      Name           Exercise (#)      (1)($)  Exercisable  Unexercisable  Exercisable Unexercisable

Hugh G. Farrington       4,738         233,885   158,641        53,904      6,414,065   1,210,115
Ronald C. Hodge              0               0    38,226        49,873      1,380,190   1,555,202
Paul A. Fritzson             0               0    40,459        47,595      1,537,585   1,508,299
Richard A. Anicetti      1,199          32,673    39,817        47,715      1,590,514   1,511,254
Michael J. Strout            0               0    20,561        17,017        669,003     383,109


     (1) Amounts in this column reflect the market price of the Common Stock at the date of exercise, minus the exercise price of the option.
     (2) Amounts in this column reflect the market price of the Common Stock on December 31, 1999 ($69.3125 per share), minus the exercise price of the option. All options were granted at 100% of market price on the date of grant. The term "in-the-money" refers to options having an exercise price less than the year-end market price.

               Long Term Incentive Plan - Awards in Last Fiscal Year

     The following table provides information on long term incentive awards granted to the named executive officers. All awards were granted under the 1993 Long Term Incentive Plan and cover the three-year performance period beginning in 1999.

                                                                 Estimated Future Payouts
                    Number of Shares,    Performance or      Under Non-Stock Price-Based Plans
                     Units or Other       Other Period
                      Rights(1)(#)           Until       Threshold(2)    Target(2)     Maximum(2)
                                         Maturation or       ($)            ($)           ($)
                                            Payout

Hugh G. Farrington    16.67% of Cash         Fiscal        118,488         359,056       538,584
                       Compensation        1999-2001

Ronald C. Hodge         8% of Cash           Fiscal         36,730         111,303       166,955
                       Compensation        1999-2001

Paul A. Fritzson        8% of Cash           Fiscal         31,728          96,146       144,219
                       Compensation        1999-2001

Richard A. Anicetti     8% of Cash           Fiscal         29,569          89,602       134,404
                       Compensation        1999-2001

Michael J. Strout       8% of Cash           Fiscal         28,075          85,076       127,614
                       Compensation        1999-2001




     (1) The Plan provides for a "basic award" equal to a specified percentage of the executive officer's salary and annual incentive compensation over the three-year award period (Fiscal 1999-2001). The "actual award" subject to payout is based on after-tax cumulative earnings per share (EPS) growth over the three-year period.
     (2) "Threshold", "target" and "maximum" refer, respectively, to 33%, 100% and 150% of the basic award. The target amount will be paid if the targeted EPS growth is achieved. The threshold amount will be paid upon achievement of 67% of the targeted EPS growth. The maximum amount will be paid upon achievement of 125% of the targeted EPS growth. Since the actual award is a function of future compensation paid over three years, the amount of a potential award cannot presently be determined. The amounts set forth are for illustrative purposes only and are computed on the assumptions that (i) cash compensation for each officer during the award period increases by 4% per year and (ii) the Company meets the relevant performance goal. The Human Resources Committee may decrease an executive officer's payout if it determines his or her performance to be inconsistent with the amount of the award.

                                 Pension Plan

     Under the Retirement Plan, renamed the Cash Balance Plan, effective January 1, 1998, benefits are expressed as cash balance accounts. The conversion to a cash balance design included an adjustment for participants who have fewer years to accrue future benefits under the cash balance formula. The Cash Balance Plan provides each month for (i) a contribution credit equal to 3% of a participant's base compensation for the month, and (ii) an interest credit at the one year U.S. Treasury bill rate as of October of the preceding year, plus 1/2 of 1%, on the beginning account balance for the month. For the 1999 plan year the interest rate was 4.68%. Plan benefits are payable in a lump sum or as a monthly pension of equivalent actuarial value.

     The following table sets forth aggregate estimated annual benefits payable to the named executive officers under the Cash Balance Plan and the Supplemental Executive Retirement Plan. The table reflects benefits accrued through 1999 and payable at the normal retirement age of 65 in the form of a single life annuity. The Supplemental Executive Retirement Plan provides a contribution credit and an interest credit, like those provided in the tax-qualified Cash Balance Plan, that are based on compensation not taken into account under the Cash Balance Plan because of Internal Revenue Code requirements for tax-qualified plans.

       NAME                             ESTIMATED ANNUAL BENEFIT

   Hugh G. Farrington                           $175,860
   Ronald C. Hodge                                39,870
   Richard A. Anicetti                            20,941
   Paul A. Fritzson                               42,167
   Michael J. Strout                              12,243

                    Other Contracts with Executive Officers

    Set forth below is a summary of other employment-related contracts with the executive officers named in the Summary Compensation Table.

Employment Continuity Agreements

     The Company has Employment Continuity Agreements with each of the named executive officers. The agreements provide for severance benefits upon termination of employment within two years after a "change in control", unless the termination is "for cause," or is voluntary without "good reason," as those terms are defined in the agreements.

     The severance benefit for Mr. Farrington includes a cash payment equal to three times his base salary and annual incentive award, continuation of employee benefits for 36 months, and an additional 36 months of employer contributions under the Nonqualified Savings and Investment Plan and the Supplemental Executive Retirement Plan. The severance benefit for the other named executive officers includes a cash payment equal to two times the officer's base salary and annual incentive award, continuation of employee benefits for 24 months, and an additional 24 months of employer contributions under the Nonqualified Savings and Investment Plan and the Supplemental Executive Retirement Plan. The severance benefit also includes acceleration of payments under the Deferred Compensation Plan, payment of awards earned under the Annual Incentive Plan prior to termination, and such benefits and rights as are provided under the Company's Long Term Incentive Plan and stock plans.

     Upon the occurrence of a change in control, the Company is required to place sufficient assets in a separate trust to secure the payment of benefits under the Employment Continuity Agreements, the Nonqualified Savings and Investment Plan and the Supplemental Executive Retirement Plan. These trust assets will, however, remain subject to the claims of other creditors of the Company. If and to the extent that trust assets are insufficient to meet the Company's obligations under the agreements and plans, the Company will be required to pay such benefits from its general assets. In February 2000 the shareholders of Hannaford approved the proposed merger transaction with Delhaize America, Inc. Such approval constitutes a "change in control" event for purposes of these arrangements, and obligates Hannaford to fund the trust.

            HUMAN RESOURCES COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Philosophy

Compensation should be:

- Aligned with the Company's business strategies and shareholder interests.

- Based on performance by the Company, the business unit (where applicable), and the individual.

- Competitive in the marketplace in which the Company competes for executives.

- Based on the same principles that apply to other salaried associates, except that executives should have a greater portion of their compensation at risk.

Therefore:

- A significant portion of compensation for executives is tied to measures of performance of the business as a whole.

- Executive compensation is tied to both short and long-term business results. In addition to rewards for annual results, executives are rewarded for achieving sustained long-term results.

- The interests of executives are linked to those of shareholders through Company stock ownership and options. The Company has established stock ownership guidelines for executives as a multiple of salary depending on position (CEO: 5; Executive Vice President and Senior Vice President: 3; Vice President: 2).

In addition:

- Special benefits and perquisites for executives are minimized and based on business necessity.

- The income tax deductibility of executive compensation is preserved to the extent consistent with the Company's compensation philosophy.

Compensation Structure

     Executive pay consists of base salary, annual incentives, stock options and other long-term incentives, and benefits. If the Company achieves its short and long-term goals, long-term incentive plan awards and stock options account for fifty percent of total compensation for the CEO, and forty percent of total compensation for other senior officers.

     Salary. Salary ranges for each position reflect the skills required and the scope of responsibility for the position. Salary increases are based on individual performance and competitive data. Overall, 1999 salary levels corresponded to approximately the median level of surveyed companies. The salary of the CEO is below median because a greater portion of his compensation is paid through performance-based awards.

     Annual Incentive Plan. If the Company achieves an annual performance goal based on profit objectives set by the Board of Directors, executives receive target awards equal to 50% of their salary. Actual award payments range from 0% to 125% of the targeted amount, depending on Company performance. No awards are earned unless the Company attains at least 85% of the performance goal (representing 94% of its annual profit objective for 1999). The Board may adjust the amount awarded to any executive to reflect individual performance, but no such adjustment has been made for the last three fiscal years.

     Stock Options. Executives receive stock options each year entitling them to purchase shares of Hannaford stock at an option price equal to the fair market value of the stock on the date of grant. The number of shares that each executive may purchase pursuant to the option is determined by multiplying the executive's salary by a percentage (CEO: 300%; Executive Vice President: 200%; Senior Vice President: 150%; and Vice President: 100% - 150%) and dividing the result by the market price of the stock on the date of grant.

     Long Term Incentive Plan. The Long Term Incentive Plan rewards senior executives for sustained growth in earnings per share (EPS) over a designated three-year period. Actual award payments vary from 0% to 150% of the "basic award" depending on the Company's growth in EPS relative to performance goals. The basic award is expressed as a percentage of salary and incentive pay for the three-year period (CEO: 16.67%; Executive Vice President and Senior Vice
President: 8%; Vice President: 4.5 - 8%). Executives generally receive 50% of their award in Company stock which must be held for at least two years, and the remainder in cash to meet tax withholding requirements. Due to the pending merger with Delhaize America, payouts in 2000 will be made entirely in cash. The Committee may adjust any executive's payout if their performance is inconsistent with the amount of the award, but no such adjustment has been made for the last three fiscal years.

     Retirement Plans. Because current law limits the retirement benefits payable to executives from tax-qualified plans, the Company maintains a nonqualified Supplemental Executive Retirement Plan and a Nonqualified Savings and Investment Plan in addition to the tax-qualified pension and 401(k) plans. The combined benefits from these plans equal the amount that would be payable to executives under the tax-qualified plans if no tax law limits were in place.

     Other Benefit Plans. Executives may participate in a number of other broad-based benefit plans, including the Employee Stock Purchase Plan and various health and welfare benefit plans.

Compensation of CEO in 1999

     Salary. Hugh G. Farrington, CEO, received a 5.26% increase in salary to $460,000 per year, effective January 1, 1999. The increase was based on:


      - his performance

      - the desired mix of salary, short-term and long-term compensation

      - a review of competitive data.


     Annual Incentive Plan. Because the Company achieved 105.5% of its annual profit objective in 1999, Mr. Farrington, like other senior executives, received 114.5% of the target award ($263,097), equal to 57.1% of his 1999 salary.



     Long Term Incentive Plan. The Company's growth in earnings per share for the period 1997-1999 entitled Mr. Farrington to a payout of 109.9% of the basic award ($372,896) paid in cash. Pursuant to its authority under the Plan, the Committee determined earnings per share without regard to a 1997 non-cash impairment charge during the period arising under SFAS No. 121.

     Mr.   Farrington's  basic  award  level  for  the  next  three-year  period
(2000-2002) is set at 16.67% of his salary and annual incentive pay during that period.

     Stock Option Plan. In 1999, Mr. Farrington received a stock option grant equal to 300% of his salary, entitling him to purchase 27,026 shares of Hannaford stock at a price equal to market price of the stock on the date of grant.

Governance

     The Human Resources Committee of the Board of Directors reviews and approves all compensation arrangements for executives. The Committee, which consists entirely of non-management Directors, retains independent consultants for advice on compensation matters. It also considers recommendations from management and the Board.


     Each year, the Committee reviews the Company's compensation practices and the level of compensation of the Chief Executive Officer in light of the Board's annual performance evaluation.



     The Committee sets compensation at levels appropriate to attract and retain high-quality individuals. For competitive reference, the Committee uses surveys of executive compensation at a variety of food industry and other retail companies, as well as comparisons of pay levels and financial performance at companies included in the stock performance graph shown on page 72.



     As the Committee, we believe the Company's compensation programs during 1999 have met our objectives.

                                                 Respectfully submitted,


                                                 WILLIAM T. END, Chairman
                                                 ROBERT J. MURRAY
                                                 ROBERT L. STRICKLAND

                           MARKET PRICE PERFORMANCE
                         OF THE COMPANY'S COMMON STOCK

     The following graph provides information on the five-year cumulative total return on Hannaford Bros. Co. Common Stock as compared to the S&P 500 Index, and an index consisting of retail food and grocery companies having shares listed on a national securities exchange.



                                 DATA POINTS

                          1994     1995     1996     1997     1998    1999

Hannaford Bros. Co.        100       99      138      179      221     293
S&P 500                    100      138      169      226      290     351
Retail Food/Grocery        100      132      166      224      337     209



     Assumes $100 invested on December 31, 1993 in Hannaford Bros. Co. Common Stock, the S&P 500 Index, and a retail food and grocery index, with reinvestment of all dividends.

    The retail food and grocery index includes the following companies:

     Albertson's, Inc.                 Marsh Supermarkets, Inc.
     Eagle Food Centers, Inc.          Penn Traffic Company
     Delhaize America, Inc.            Ruddick Corporation
     Great Atlantic & Pacific Tea Co.  Safeway, Inc.
     Hannaford Bros. Co.               Weis Markets, Inc.
     Ingles Markets, Inc.              Winn Dixie Stores, Inc.
     Kroger Company

     The list of companies included in the retail food and grocery index was revised this year. American Stores, Inc., and Fred Meyer, Inc., which were previously included in the index, are no longer publicly traded companies.

     For purposes of computing this index, the returns of the companies have been weighted according to their respective stock market capitalizations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Each of the  following  were  beneficial  holders  of  more  than 5% of the outstanding Common Stock of the Company at the close of business on March 1, 2000. Unless indicated to the contrary, the persons or parties shown as beneficial holders have the sole power to vote and dispose of the shares shown as owned by them.
                                            Amount and
                                            Nature of
      Name and Address                      Beneficial            Percent
    of Beneficial Holder                    Ownership             of Class

Sobey Parties(1)                             10,835,921              25.4
115 King Street
Stellarton, Nova Scotia, Canada B0K 1S0


(1) The Sobey Parties include Donald R. Sobey, David F. Sobey, the Estate of William M. Sobey, Empire Company Limited, E.C.L. Investments Limited, the Pension Plan for Employees of Sobeys Inc., the Deferred Profit Sharing Plan for Eligible Employees of Sobeys Inc. and Pauljan Limited. Information regarding ownership by the Sobey Parties is given in reliance on their latest Schedule 13D filing, made on or about August 20, 1999, with the Securities and Exchange Commission.

     The following table sets forth the beneficial ownership of Common Stock by each Director, the other executive officers named in the Summary Compensation Table on page , and all Directors and executive officers of the Company as a group, at the close of business on February 11, 2000. Except as otherwise indicated, each person owns less than 1% of the outstanding Common Stock.

                                         SHARES OF
                                        COMMON STOCK             PERCENT OF
         NAME                        BENEFICIALLY OWNED            CLASS
Directors

    Robert D. Bolinder                     15,312(1)

    William T. End                          7,230(2)

    Hugh G. Farrington                    430,102(3)

    Richard K. Lochridge                    9,267(4)

    Renee M. Love                           5,312(5)

    Claudine B. Malone                      1,917

    Robert J. Murray                        5,162(6)

    Dr. Walter J. Salmon                  135,560(7)

    John Robert Sobey                           0(8)

    David F. Sobey                     10,835,921(9)                 25.4

    Robert L. Strickland                    3,000

    Robert J. Tarr, Jr.                     9,000(10)

Other Named Executive Officers

    Richard A. Anicetti                    94,072(11)

    Paul A. Fritzson                       98,474(12)

    Ronald C. Hodge                        97,351(13)

    Michael J. Strout                      41,848(14)

All Executive Officers and Directors
   as a Group                           11,837,958(15)              27.7

 (1) Includes 5,312 shares that Mr. Bolinder has the right to acquire within 60 days by exercise of stock options.

 (2) Includes 3,830 shares that Mr. End has the right to acquire within 60 days by exercise of stock options.

 (3) Includes 23,366 shares owned by Mr. Farrington's wife. Also includes 212,545 shares that Mr. Farrington has the right to acquire within 60 days by exercise of stock options.

 (4) Includes 6,267 shares that Mr. Lochridge has the right to acquire within 60 days by exercise of stock options.

 (5) Includes 5,312 shares that Ms. Love has the right to acquire within 60 days by exercise of stock options.

 (6) Includes 3,162 shares that Mr. Murray has the right to acquire within 60 days by exercise of stock options.

 (7) Includes 1,500 shares owned by Dr. Salmon's wife.

 (8) John Robert Sobey, because of business and family relationships, may be deemed to be the beneficial owner of some or all of 10,835,921 shares of Hannaford Common Stock held by the Sobey Parties. John Robert Sobey expressly disclaims any beneficial ownership.

 (9) David F. Sobey, because of business and family relationships, may be deemed to be the beneficial owner of some or all of 10,835,921 shares of Hannaford Common Stock held by the Sobey Parties. David F. Sobey expressly disclaims beneficial ownership of all except 36,110 of said shares.

(10) Includes 1,500 shares held in a family charitable trust.

(11) Includes 87,532 shares that Mr. Anicetti has the right to acquire within 60 days by exercise of stock options.

(12) Includes 88,054 shares that Mr. Fritzson has the right to acquire within 60 days by exercise of stock options.

(13) Includes 75,359 shares that Mr. Hodge has the right to acquire within 60 days by exercise of stock options.

(14) Includes 37,578 shares that Mr. Strout has the right to acquire within 60 days by exercise of stock options.

(15) Includes 26,066 shares held by immediate family members. Also includes 591,690 shares which may be acquired within 60 days by exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreement with Sobey Parties

     Between September 16, 1981 and August 20, 1999, the Company and the Sobey Parties were parties to an agreement (the "Standstill Agreement"), which was amended and extended from time to time.

     Under the Standstill Agreement as amended and extended, the Sobey Parties agreed not to increase their percentage ownership of the Company's voting stock above a level of approximately 25.6% of the outstanding shares, except in certain circumstances specified by the Standstill Agreement. The Sobey Parties also agreed that they would not purchase any shares of the Company's voting stock except as contemplated by the Standstill Agreement, engage in a proxy contest relating to election of the Company's directors or certain other matters or enter into a voting trust agreement for the purpose of acquiring control of the Company. In addition, the Sobey Parties were restricted in their right to sell shares of the Company's voting stock owned by them.

     Under the Standstill Agreement, the Sobey Parties had certain rights to purchase securities from the Company to maintain their percentage ownership of the Company's voting stock and to maintain specified percentage ownership margins between their percentage ownership and that of the next largest shareholder. The Company also agreed to use its best efforts to cause two nominees of the Sobey Parties to be elected as Directors of the Company and to place one nominee of the Sobey Parties on the Executive Committee of the Board. Presently, David F. Sobey and John Robert Sobey serve as the Sobey Parties' designees on the Board and David F. Sobey as the designee on the Executive Committee.

     On August 20, 1999, the Standstill Agreement was terminated by the Sobey Parties in accordance with its terms following Board approval of the merger with Delhaize America, Inc. The Agreement is no longer in effect.

                                   Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a) 1., 2.  Consolidated Financial Statements and Related
            Schedules                                                  PAGES

    Report of Independent Accountants.............................       25

    Consolidated Balance Sheets - January 1, 2000 and
       January 2, 1999............................................     26-27

    Consolidated Statements of Earnings - Fiscal Years Ended,
       Janaury 1, 2000, January 2, 1999 and January 3, 1998.......       28

    Consolidated Statements of Changes in Shareholders'
       Equity - Fiscal Years Ended, January 1, 2000,
       January 2, 1999 and January 3, 1998........................       29

    Consolidated Statements of Cash Flows
       - Fiscal Years Ended, January 1, 2000,
       January 2, 1999 and January 3, 1998........................     30-31

    Notes to Consolidated Financial Statements....................     32-52


Schedules I, II, III and IV are not included as they are not applicable.

3. Exhibits Required by Item 601 of Regulation S-K
                                                               SEQUENTIAL
                                                              PAGE NUMBER
                                                            IN ORIGINAL 10-K

   3.1 - Articles of Incorporation
         Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (SEC File
         No. 1-7603).

   3.2 - By-Laws of the Registrant
         Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed
         June 17, 1999 (SEC File No. 1-7603).

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

 10.1 - There is incorporated herein by reference an Agreement and Plan of Merger, dated as of August 17, 1999, among Food Lion, Inc., Hannaford Bros. Co. and FL Acquisition Sub, Inc., a copy of which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 19, 1999 (SEC File No. 1-7603).

 10.2 - There are incorporated herein by reference (i) an Amended and Restated Agreement, dated as of February 4, 1988, among the Registrant and various Sobey Parties, a copy of which was filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated February 16, 1988 (SEC File No. 1-7603);
         (ii) an Amendment Agreement dated as of January 1, 1992 to said Agreement with the Sobey Parties, substituting certain Sobeys Inc. employee benefit plans as parties thereto, a copy of which was filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January
         2, 1993 (SEC File No. 1-7603) and (iii) a Second Amendment Agreement dated as of May 14, 1996, which extends the term of the agreement and makes other technical changes, a copy of which was filed as Exhibit 1 to the Registrant's current report on Form 8-K, dated May 14, 1996 (SEC File No. 1-7603).

10.3 - There are incorporated herein by reference (i) the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (SEC File No. 1-7603) and (ii) the
        First Amendment to the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File NO. 1-7603).

  NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.3 through 10.34 below.

                                                                       PAGES

 10.4 - Proposed Amendment to the Hannaford Cash Balance Plan,
        submitted to the Internal Revenue Service for approval.         85

 10.5 - The Second Amendment to The Hannaford Cash Balance Plan.       86-87

 10.6 - Third Amendment to the Hannaford Cash Balance Plan.             88

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

 10.8 - There is incorporated herein by reference the Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998, a copy of which was filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999
        (SEC File No. 1-7603).

10.9 - There are incorporated herein by reference (i) the Amended and Restated Hannaford Bros. Co. Employee Stock Purchase Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (SEC File No. 1-7603); (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (SEC File
        No. 1-7603); (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1996 (SEC File No. 1-7603) and (v) the Fourth Amendment to said Plan, a copy of which was filed as Exhibit 10.6 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603).

                                                                      PAGES

10.10 - There are incorporated herein by reference (i) the Registrant's 1993 Long Term Incentive Plan, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (SEC File No. 1-7603); (ii) the
        First Amendment to said Plan, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended January
        1, 1994 (SEC File No. 1-7603); (iii) the Second Amendment to said Plan, a copy of which was filed as
        Exhibit 10.8 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603) and (iv) the Third Amendment to said Plan, a copy of which was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 1-7603).

10.11 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1993 Long Term Incentive Plan, a copy of which was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File NO. 1-7603).

10.12 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Annual Incentive Plan, effective December 7, 1995, a copy of which was filed as
        Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (SEC File
        No. 1-7603).

10.13 - There is incorporated herein by reference an Amended and Restated Employment Continuity Agreement between the Registrant and Hugh G. Farrington, a copy of which was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 1-7603).

10.14 - First Amendment to Amended and Restated Employment
        Continuity Agreement with Hugh G. Farrington.               89-90

10.15 - There is incorporated herein by reference an amended and restated standard form of Employment Continuity Agreement between the Registrant and various of its executive officers, a copy of which was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 1-7603).

                                                                       PAGES

 10.16 - First Amendment to amended and restated standard form of
         Employment Continuity Agreement with various executive
         Officers.                                                     91-92

 10.17 - There is incorporated herein by reference a standard form Deferred Compensation Agreement available to outside directors of the Registrant, a copy of which was filed as
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1984 (SEC File No. 1-7603).

 10.18 - There is incorporated herein by reference the Hannaford Savings and Investment Plan, a copy of which was filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended January 2, 1999 (SEC File No. 1-7603).

 10.19 - Proposed First Amendment to the Hannaford Savings and
         Investment Plan, submitted to the Internal Revenue Service
         for approval.                                                 93-94

 10.20 - Second Amendment to the Hannaford Savings and Investment Plan.  95

 10.21 - Third Amendment to the Hannaford Savings and Investment Plan.   96

 10.22 - There is incorporated herein by reference the Hannaford Nonqualified Savings and Investment Plan, a copy of which was filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (SEC File No. 1-7603).

 10.23 - First Amendment to the Hannaford Nonqualified Savings and
         Investment Plan.                                              97-98

 10.24 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. Deferred Compensation Plan for Officers, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997 (SEC File No. 1-7603).

 10.25 - There is incorporated herein by reference a standard form of Deferred Compensation Agreement available to certain management employees, a copy of which was filed as Exhibit
         10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (SEC File No. 1-7603).

                                                                      PAGES

 10.26 - There is incorporated herein by reference the Amended and Restated Hannaford Bros. Co. 1988 Stock Plan, a copy of which was filed as Exhibit 4.5 to the Registrant's
         Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60655).

 10.27 - There is incorporated herein by reference the Hannaford Bros. Co. 1998 Stock Option Plan, a copy of which was filed as
         Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 1-7603).

 10.28 - There is incorporated herein by reference the Hannaford Bros. Co. 1998 Restricted Stock Plan, a copy of which was filed as
         Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 1-7603).

 10.29 - There is incorporated herein by reference (i) the Hannaford Bros. Co. Stock Ownership Plan for Outside Directors, approved by shareholders May 24, 1995 and effective
         January 1, 1996, a copy of which was filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, dated June 27, 1995 (SEC Registration No. 33-60691) and
         (ii) the First Amendment to said Plan, a copy of which was filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (SEC File No. 1-7603).

 10.30 - Second Amendment to the Hannaford Bros. Co. Stock Ownership
         Plan for Outside Directors.                                  99-100

 10.31 - There is incorporated herein by reference a Letter
         Agreement between the Registrant and James J. Jermann, dated July 8, 1996, a copy of which was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996 (SEC File No. 1-7603).

 10.32 - There is incorporated herein by reference a Consulting and Non-Competition Agreement between the Registrant and Larry A. Plotkin, dated June 11, 1998, a copy of which was filed as
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File
         No. 1-7603).

                                                                      PAGES

 10.33 - Trust under the Hannaford Nonqualified Deferred Compensation
         Plan and Employment Continuity Agreements, dated January 30,
         2000.                                                       101-115

 10.34 - First Amendment to the Trust under the Hannaford Nonqualified Deferred Compensation Plan and Employment Continuity
         Agreements, Dated January 31, 2000.                         116-118

 21    - Subsidiaries of the Registrant............................    119

 23    - Consent of Accountants....................................    120

 27    - Financial Data Schedule...................................    121

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNAFORD BROS. CO.


 s/Paul A. Fritzson
Paul A. Fritzson
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)
March 8, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 s/Walter J. Salmon                                   s/William T. End
Walter J. Salmon         Robert D. Bolinder          William T. End
Chairman of the Board    Director                    Director
Director                 March  , 2000               March 8, 2000
March 8, 2000

                                                      s/Renee M. Love
 s/Paul A. Fritzson      Richard K. Lochridge        Renee M. Love
Paul A. Fritzson         Director                    Director
Exec. Vice President,    March   , 2000              March 8, 2000
Chief Financial Officer
(Principal Accounting Officer)
March 8, 2000

                          s/Claudine B. Malone        s/Robert J. Murray
                         Claudine B. Malone          Robert J. Murray
 s/Hugh G. Farrington    Director                    Director
Hugh G. Farrington       March 8, 2000               March 8, 2000
President
Chief Executive Officer
Director                  s/David F. Sobey            s/John R. Sobey
March 8, 2000            David F. Sobey              John R. Sobey
                         Director                    Director
                         March 8, 2000               March 8, 2000


 s/Robert L. Strickland   s/Robert J. Tarr, Jr.
Robert L. Strickland     Robert J. Tarr, Jr.
Director                 Director
March 8, 2000            March 8, 2000