Form 10-Q
period 2000-04-01
HANNAFORD BROTHERS CO
filed 2000-05-05
CIK 45379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  April 1, 2000
                                        --------------

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------


Commission File Number 1-7603

                          HANNAFORD BROS. CO.
         ------------------------------------
         (Exact name of Registrant as specified in its charter)

             Maine                                01-0085930
--------------------------------               -------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

145 Pleasant Hill Road, Scarborough, Maine  04074
-------------------------------------------------
(Address of principal executive offices; Zip Code)

Registrant's telephone number, including area code:   (207) 883-2911
                                                    ----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .   No    .
    ---       ---

    As of April 26, 2000, there were 43,171,805 outstanding shares of Common Stock, $.75 par value, the only authorized class of common stock of the Registrant.

FORM 10-Q              HANNAFORD BROS. CO. 1-7603           APRIL 1, 2000




                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                 Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets, April 1, 2000 and
              January 1, 2000                                      3-4

         Consolidated Statements of Earnings, Three Months
              Ended April 1, 2000 and April 3, 1999                 5

         Consolidated Statements of Cash Flows, Three Months
              Ended April 1, 2000 and April 3, 1999                6-7

         Notes and Schedules to Consolidated Financial
              Statements                                           8-10

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 11-18

                           PART II - OTHER INFORMATION

Item 5.  Other Information                                         19

Item 6.  Exhibits and Reports on Form 8-K                          19

Signatures                                                         19

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                    (In thousands except share amounts)

                                          (UNAUDITED)
                                            April 1,          January 1,
                                              2000               2000
                                          ------------       --------

Current assets:
    Cash and cash equivalents               $   83,544        $   53,641
    Accounts receivable, net                    26,610            26,633
    Inventories                                207,044           230,416
    Prepaid expenses                             5,967             5,817
    Deferred income taxes                        9,284            10,325
                                            ----------        ----------
         Total current assets                  332,449           326,832

Property, plant and equipment, net             837,775           841,335

Leased property under capital leases, net       50,480            51,536

Other assets:
    Goodwill, net                               58,175            58,154
    Deferred charges, net                       25,644            24,055
    Computer software costs, net                20,288            26,149
    Other assets                                21,329             1,929
                                            ----------        ----------
         Total other assets                    125,436           110,287
                                            ----------        ----------

                                            $1,346,140        $1,329,990

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                  (In thousands except per share amounts)

                                          (UNAUDITED)
                                            April 1,          January 1,
                                              2000               2000
                                          ------------       --------
Current liabilities:
    Current maturities of long-term debt    $   20,583       $    20,391
    Obligations under capital leases             2,497             2,462
    Accounts payable                           191,695           187,344
    Accrued payroll                             24,201            30,768
    Other accrued expenses                      19,179            31,033
    Income taxes                                10,460             1,256
                                            ----------        ----------
         Total current liabilities             268,615           273,254

Deferred income tax liabilities                 28,499            32,676

Other liabilities                               40,435            40,282

Long-term debt                                 160,615           185,126

Obligations under capital leases                70,831            71,464

Shareholders' equity:

    Class A Serial Preferred stock, no par,
      authorized 2,000 shares                        -                 -
    Class B Serial Preferred stock,
      par value $.01 per share,
      authorized 28,000 shares                       -                 -
    Common stock, par value $.75 per share:
      Authorized 110,000 shares;
      42,918 and 42,338 shares issued           32,189            31,754
    Additional paid-in capital                 133,559           103,085
    Preferred stock purchase rights                429               423
    Retained earnings                          610,968           595,478
                                            ----------        ----------
                                               777,145           730,740
    Less common stock in treasury
      0 and 68 shares                                -             3,552
                                            ----------        ----------
         Total shareholders' equity            777,145           727,188
                                            ----------        ----------
                                            $1,346,140        $1,329,990

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                     (Includes merger related costs)

                   CONSOLIDATED STATEMENTS OF EARNINGS
               (Amounts in thousands except per share data)

                                                    (UNAUDITED)
                                                 THREE MONTHS ENDED
                                              April 1,        April 3,
                                                2000            1999
                                            ------------    --------

Sales and other revenues                      $846,847         $839,124
Cost of sales                                  621,597          621,399
                                              --------         --------

Gross margin                                   225,250          217,725

Selling, general and administrative expenses   182,819          179,249
Merger related costs                               584                -
                                              --------         --------

Operating profit                                41,847           38,476

Interest expense, net                            5,247            6,265
                                              --------         --------

Earnings before income taxes                    36,600           32,211

Income taxes                                    14,047           12,221
                                              --------         --------

    Net earnings                              $ 22,553         $ 19,990
                                              ========         ========

Earnings per share:

    Basic                                     $    .53         $    .47
                                              ========         ========
    Diluted                                   $    .52         $    .47
                                              ========         ========

Cash dividends per share                      $   .165         $   .165
                                              ========         ========

Weighted average number of common shares
  outstanding                     Basic         42,550           42,238
                                              ========         ========
                                  Diluted       43,469           42,858
                                              ========         ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (In thousands)
                                                        (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                 April 1,      April 3,
                                                   2000          1999
                                                -----------   -------
Cash flows from operating activities:

    Net income                                    $ 22,553      $ 19,990
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                25,558        25,531
       Decrease in inventories                      21,696         8,767
       (Increase) decrease in receivables
          and prepayments                             (454)          822
       Decrease in accounts payable
          and accrued expenses                     (12,820)       (2,286)
       Increase in income taxes payable              9,204         8,289
       Decrease in deferred taxes                   (2,640)       (1,287)
       Other operating activities                    1,199        (1,500)
                                                  --------       -------
         Net cash provided by operating
           activities                               64,296        58,326
                                                  --------      --------

Cash flows from investing activities:
        Acquisition of property, plant and
          equipment                                (38,413)      (19,914)
        Sale of property, plant and
          equipment, net                             7,603         4,078
        Increase in deferred charges                  (675)         (460)
        Increase in computer software costs         (1,450)       (2,055)
                                                  --------      --------
          Net cash used in investing activities    (32,935)      (18,351)
                                                  --------      --------

Cash flows from financing activities:
        Principal payments under capital
          lease obligations                           (598)         (473)
        Payments of long-term debt                 (24,319)      (36,309)
        Issuance of common stock                    31,069         4,894
        Purchase of treasury stock                    (553)       (8,729)
        Dividends paid                              (7,057)       (6,975)
                                                  --------      --------
          Net cash used in financing activities     (1,458)      (47,592)
                                                  --------      --------

Net Increase (decrease) in cash and
        cash equivalents                            29,903        (7,617)
Cash and cash equivalents at beginning of period    53,641        59,722
                                                  --------      --------
Cash and cash equivalents at end of period        $ 83,544      $ 52,105
                                                  ========      ========

See accompanying notes to consolidated financial statements.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information:

                                                      (In thousands)
                                                        (UNAUDITED)
                                                    THREE MONTHS ENDED
                                                  April 1,     April 3,
Cash paid during the first quarter for:             2000         1999
                                                ------------  -------

    Interest (net of amount capitalized,
      $574 in 2000 and $364 in 1999)               $4,837        $5,587
                                                   ======        ======

    Income taxes                                   $2,107        $2,999
                                                   ======        ======

Supplemental schedule of noncash investing activities:

    The Company sold a majority interest in its internet-based grocery delivery service through a noncash investment and recapitalization on the part of a private equity firm (Note 2). In conjunction with this noncash activity, assets, liabilities and shareholders' equity were effected as follows:

         Inventory                                  $  (598)
         Other current assets                          (500)
         Property, plant and equipment, net          (6,677)
         Computer software costs, net                (5,714)
         Other assets                                15,841
         Current liabilities                          1,097
         Deferred income tax liabilities                496
         Paid-in capital                             (3,945)
                                                     ------
                                                    $     0
                                                     ======

Disclosure of accounting policy:

    For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with maturities of three months or less when purchased, to be cash equivalents.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
   ---------------------------------

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

   The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the period end of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.       SALE OF HOMERUNS.COM, INC.

    In February 2000, the Company sold a majority interest in HomeRuns.com, Inc. (HomeRuns), its internet-based grocery delivery service through a $100,000,000 investment and recapitalization on the part of The Cypress Group L.L.C., a New York based private equity firm. The Company retained a minority interest and, subsequent to the sale date, accounted for the results of this investment using the cost method. The excess of the fair value of the Company's investment in the recapitalized entity over its carrying value has been recorded as an increase to paid-in capital due to the start-up nature of the HomeRuns business. As a result of this transaction, the Company has an investment position in HomeRuns of $16 million, which is recorded in other assets on the April 1, 2000 balance sheet.

3.  EARNINGS PER COMMON SHARE
    -------------------------

    Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised.

4.  INVENTORIES

    Inventories consist primarily of groceries, meat, produce, general merchandise and pharmaceuticals. The majority of grocery, pharmaceutical and general merchandise inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Net income reflects the application of the LIFO method based upon estimated annual inflation. LIFO expense was $.5 million in the first quarter of 2000 and $.4 million in the first quarter of 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

    Property, plant and equipment consists of the following:

                                                    (In thousands)
                                           (Unaudited)
                                             April 1,         January 1,
                                               2000              2000
                                            ----------       --------

    Land and improvements                   $  166,582        $  164,068
    Buildings                                  325,546           325,070
    Furniture, fixtures & equipment            499,079           505,769
    Leasehold interests & improvements         322,917           328,250
    Construction in progress                    25,686            12,726
                                            ----------        ----------
                                             1,339,810         1,335,883
    Less accumulated depreciation and
      amortization                             502,035           494,548
                                            ----------        ----------
                                            $  837,775        $  841,335
                                            ==========        ==========


6.  LEASED PROPERTY
    ---------------

    Leased property under capital leases consists of the following:

                                                    (In thousands)
                                           (Unaudited)
                                             April 1,         January 1,
                                               2000              2000
                                            ----------       --------

    Real property                             $82,810           $82,810
    Less accumulated amortization              32,330            31,274
                                              -------           -------
                                              $50,480           $51,536
                                              =======           =======

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   SALES

    Sales and other revenues rose 0.9% in the first quarter of 2000, to $847 million, an increase of $8 million over the first quarter of 1999. Sales from supermarkets that were open in both periods presented ("identical store sales") decreased $20 million or 2.6%. Additional supermarket sales of $21 million resulted from the net impact of new, expanded, relocated and closed stores. Other sales and revenues which include wholesale, trucking, home delivery, real estate and miscellaneous retail operations increased $7 million. Comparable store sales, which included results from expanded and relocated supermarkets, decreased 2.3% in the first quarter of 2000.

   Sales and other revenues from the Easter holiday will occur in the second quarter of this year, but were in the first quarter last year. Adjusting for estimated Easter sales, identical store sales decreased 1.4% and comparable store sales decreased 1.1%. Management partially attributes these results to high heating oil and gasoline prices which had a significant effect on the disposable incomes available to many of our northeastern customers, causing them to "trade-down" at the supermarket. In addition, adverse weather in the Southeast and the effects of a number of new Wal-Mart Supercenters that have opened since last year have negatively affected sales.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GROSS MARGIN

   Gross margins increased in the first quarter of 2000 to 26.6% of sales and other revenues in comparison to 25.9% in the first quarter of 1999. This increase is the result of improved selling margins in most of the Company's marketing territories.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to 21.6% of sales and other revenues in the first quarter of 2000 as compared to 21.4% of sales and other revenues in the first quarter of 1999. As a percentage of sales and other revenues, this increase is the result of higher payroll and payroll related expenses coupled with increased utility costs and partially offset by a reduction in marketing expenses. Payroll and payroll related expenses exceeded 50% of selling, general and administrative expenses in both years. The Company incurred higher marketing expenses in the first quarter of 1999 as it undertook programs to build sales in several of its marketing areas.

   MERGER RELATED COSTS

   Charges for merger related costs of $1 million were incurred in the first quarter of 2000 as a result of the pending merger with Delhaize America, Inc. The majority of these costs represent fees for professional services provided by outside parties. Additional merger related costs will be recorded in future quarters as expenditures are incurred.

   Management has stated that work leading up to the merger continues on many fronts. The shareholders of both companies have approved the merger. The merger is being reviewed by the Federal Trade Commission
   (FTC) because of overlapping trade areas in the Southeast.  The

                  HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   management of both Hannaford Bros. Co. and Delhaize America, Inc. have jointly determined a number of possible divestiture scenarios that they feel would be acceptable to the FTC and are pursuing interested buyers for stores under these scenarios. A closing date for the merger has not been determined but the joint management team expects it will occur during the second quarter of 2000.

   INTEREST EXPENSE, NET

   Net interest expense expressed as a percentage of sales and other revenues was 0.6% in the first quarter of 2000 versus 0.7% in the first quarter of 1999. This decrease is primarily the result of a decrease in average debt levels.

   INCOME TAXES

   The effective income tax rate increased in the first quarter of 2000 to 38.4% from 37.9% in the first quarter of 1999. This higher effective tax rate is the result of non-deductible merger related costs incurred by the Company. Excluding merger costs, the Company's effective tax rate for the first quarter of 2000 would have approximated 37.9%.

   NET EARNINGS AND EARNINGS PER COMMON SHARE

   Net earnings increased 12.8% in the first quarter of 2000 to $23 million or 2.7% of sales and other revenues, an increase of approximately $3 million from 1999 first quarter earnings of $20 million or 2.4% of sales and other revenues. This increase is primarily the result of increased gross margin, partially offset by an increase in selling, general and administrative expenses. Net earnings were negatively impacted by the merger related costs that were incurred in the first quarter of 2000. Excluding merger related costs, net earnings for the first quarter of 2000 would have increased 15.4% from that reported for the first quarter of 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Basic earnings per common share in the first quarter of 2000 were $.53 as compared to $.47 in the first quarter of 1999, an increase of 12.8%. Diluted earnings per common share (Note 3) were $.52 in the first quarter of 2000 as compared to $.47 in the first quarter of 1999, an increase of 10.6%. Before merger related costs, basic earnings per common share were $.54 in the first quarter of 2000 as compared to $.47 in the first quarter of 1999, an increase of 14.9%. Before merger related costs, diluted earnings per common share increased 12.8% in the first quarter of 2000.

   In February 2000, the Company sold a majority interest in HomeRuns.com, Inc., its internet-based grocery business (Note 2). This business generated a net loss of approximately $.04 per share in the first quarter of 2000 and $.05 per share in the first quarter of 1999. As a result of the sale, the Company will account for the future operating activities of this business under the cost method.

CAPITAL RESOURCES AND LIQUIDITY

   OVERVIEW

   Measures of liquidity for the periods presented are as follows:

                                         (Dollars in millions)
                                       April 1,          January 1,
                                         2000               2000
                                       --------          -------
   Cash and cash equivalents              $84                $54
   Working capital (FIFO inventory)       $85                $75
   Unused lines of revolving credit      $109                $72
   Unused lines of short-term credit      $ 1                $ 1
   Current ratio (FIFO inventory)        1.32               1.27

   The Company continued to maintain a strong capital position at April 1, 2000. Cash and cash equivalents increased $30 million to $84 million at the end of the first quarter of 2000. This increase was primarily the result of cash provided by operating activities partially offset by cash used in investing activities. Lines of

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   credit represent a continuing source of capital and are available for purposes of short-term financing. At April 1, 2000, the Company had no outstanding borrowings on these revolving lines of credit. Exclusive of the anticipated merger with Delhaize America, Inc., the Company is in a solid financial position to carry out its current internal expansion and external growth plans in 2000.

   CASH FLOWS FROM OPERATING ACTIVITIES

   Cash provided by operating activities was $64 million in the first quarter of 2000, an increase of $6 million over the $58 million provided in the first quarter of 1999. This increase is primarily attributable to an increase in cash flows provided by net working capital items coupled with increased net earnings. With the exception of inventories and their impact upon accounts payable, the fluctuations within these accounts are part of the Company's normal business activities. Inventory levels decreased $22 million from year-end 1999 levels. This reduction was expected and resulted from a build-up in inventory levels at year-end 1999 as part of the Company's Year 2000 contingency planning. Since Year 2000 infrastructure problems did not arise, the Company sold its excess inventory as part of its normal business operations during the first quarter of 2000.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CASH FLOWS FROM INVESTING ACTIVITIES

   Cash used in investing activities increased $15 million in the first quarter of 2000 to $33 million from $18 million in the first quarter of 1999. This increase is primarily the result of the Company's increased capital investment during the period.

   Capital investments totaled $40 million in the first quarter of 2000 and were composed of $38 million in additions to property, plant and equipment and $2 million in deferred charges and computer software costs. These first quarter capital investments are primarily composed of costs incurred in building and equipping new and expanded supermarkets and in improvements necessary to maintain current facilities and systems. The Company expects to spend in excess of $160 million in 2000 on a capital program that will increase net retail selling area by 4.1% in 2000. This program is subject to continuing change and review as conditions warrant. Construction will also start on a number of stores to be opened in 2001. The 2000 capital program is being financed by internally generated funds, leases and long-term debt.

   During the next three quarters of 2000, the Company expects to open 9 supermarkets (5 new stores and 2 expansions in the Northeast and 2 new stores in the Southeast). This plan is subject to change and review as conditions warrant and could be affected by Federal Trade Commission determinations regarding the proposed merger with Delhaize America, Inc.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used in financing activities was $1 million in the first quarter of 2000 as compared to $48 million in the first quarter of 1999. This increase in cash flows of $47 million is principally the result of increased cash flows on the issuance of common stock coupled with reduced payments on long-term debt. During the first quarter of 2000, the Company experienced a significant increase in employee stock plan activity as a result of the proposed merger with Delhaize America, Inc. The Company issued 580,000 new shares of common stock and 75,000 shares of common stock held in treasury and received proceeds of $31 million as a result of this activity. During the first quarter of 2000, the Company made $24 million in payments on its long-term debt as compared to $36 million in the first quarter of 1999. This decrease is principally the result of the Company's repayment of $20 million on its revolving lines of credit in the first quarter of 2000 versus $32 million in repayments on revolving lines of credit in the first quarter of 1999.

                   HANNAFORD BROS. CO. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or statements made by its associates may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Company's expected future operations or earnings, the pending merger with Delhaize America, Inc., construction schedules and capital expenditures. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors and risks including, but not limited to the following:

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

    (d) Not applicable

Item 5:  Other Information

    A limited review was made of the results of the three-month period ended April 1, 2000, by PricewaterhouseCoopers LLP, whose report is included in Item
6. Such report is not within the meaning of Section 7 and 11 of the 1933 Act and the independent accountant's liability under Section 11 does not extend to it.

Item 6:  Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulation SK

        15 Letter of PricewaterhouseCoopers LLP furnished pursuant to Regulation SX.

        23 Letter of PricewaterhouseCoopers LLP regarding incorporation by reference to certain forms S-8 of the Registrant.

        27     Financial Data Schedule

    (b) There were no reports on Form 8-K filed during the first quarter.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HANNAFORD BROS. CO.



Date May 5, 2000                             s/Paul A. Fritzson
    ----------------------                  -------------------
                                            Paul A. Fritzson
                                            Executive Vice President
                                            (Chief Financial Officer)

Date May 5, 2000                             s/Charles H. Crockett
    ----------------------                  ----------------------
                                            Charles H. Crockett
                                            Assistant Secretary